Form 10-K
period 2025-12-31
EquipmentShare.com Inc
filed 2026-03-19
CIK 1693736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number  001-43062
EquipmentShare.com Inc
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________

Texas		47-2405753
(State of Incorporation)		(I.R.S. Employer Identification No.)
5710 Bull Run Dr Columbia, Missouri, 65201 (573) 299-5222
(Address, including Zip Code, and telephone number, including area code, of registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00000125 par value	EQPT	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non - Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐ Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Select
Market on January 23, 2026.
As of February 28, 2026, the registrant had 228,478,203 shares of Class A common stock outstanding and 37,568,944 shares of Class B common stock outstanding.
Documents incorporated by reference:
Portions of the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K. The registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “2025 Form 10-K”) of EquipmentShare.com Inc (“EquipmentShare” or
the “Company”) and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the
Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform
Act of 1995. Forward-looking statements generally relate to future events or our expected future financial or operating performance. Such statements can be identified by the use of forward-looking terminology such as
“believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or
“anticipate,” or the negative thereof or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations.
Important factors that could cause our actual results to differ materially from those indicated in the forward-
looking statements include, but are not limited to, the following:
•The construction equipment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge;
•Our dependence on relationships with certain suppliers to obtain equipment for our business;
•Our innovative capital-light fleet growth model (the “OWN Program”) subjects us to a number of risks, many of which are beyond our control;
•Our suppliers of new equipment may appoint additional distributors, sell directly to our customers or unilaterally terminate our distribution agreements with them, any of which could have a material adverse effect on our equipment sales due to a loss of such sales;
•Our ability to effectively manage our workforce and operations, which have grown substantially since our inception, and we expect will continue to do so in the future;
•We may not be able to facilitate our growth strategy by identifying and opening attractive new branch locations, which could limit our revenues and profitability;
•We may encounter substantial competition or other difficulties in our efforts to expand our operations;
•A decline in construction and industrial activities, a downturn in the economy in general or other macroeconomic or environmental factors could lead to decreased demand for our equipment, depressed equipment rental rates and lower equipment sales prices;
•Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance;
•Our ability to collect on contracts with customers;
•Conditions that adversely affect related parties with which we have entered into equipment sale and rental arrangements;
•Our reliance upon communications networks and centralized information technology systems and the concentration of our systems which creates or increases risks for us, such as the risk of the misuse or theft of information, including personal information;
•Our cloud-based platform (“T3”) is highly technical, and any prolonged undetected errors could adversely affect our business;
•Our reliance on third parties maintaining open marketplaces to distribute our T3 platform and to provide the software we use in certain of our products and offerings;

•The dependence of our business upon the interoperability of our T3 platform across devices, operating systems, and third-party applications that we do not control;
•Trends in oil and natural gas prices, which could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services, and products;
•Risks related to heightened inflation, recessionary conditions, and financial and capital market disruptions that may adversely impact business conditions, the availability of credit and access to capital;
•Fluctuations in fuel costs or reduced supplies of fuel, which could harm our business; and
•Our exposure to a variety of claims and losses arising from our operations, which our insurance may not cover all or any portion of such claims.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this 2025 Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this 2025 Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.
The forward-looking statements made in this 2025 Form 10-K relate only to events as of the date on which the statements are made. We are under no duty to update any of these forward-looking statements after the date of this
2025 Form 10-K to conform our prior statements to actual results or revised expectations or the occurrence of unanticipated events, except as required by law.
You should note that we may announce material information to our investors using our investor relations website (https://ir.equipmentshare.com/), filings with the Securities and Exchange Commission (the “SEC”), press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. We have included our investor relations website address only as an inactive textual reference for convenience and do not intend it to be an active link to our website.
See the section titled “Risk Factors” for a discussion of certain factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Additional factors that could cause results or performance to differ materially from those expressed in our forward-looking statements are detailed in other filings we may make with SEC, copies of which are available at no charge. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-
looking statements contained in this 2025 Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I
EquipmentShare.com Inc and subsidiaries (“EquipmentShare” or the “Company”) was organized in 2014 and commenced operations on January 1, 2015. Effective June 30, 2025, EquipmentShare.com Inc changed its jurisdiction of incorporation from the state of Delaware to the state of Texas. As used in this report, unless otherwise indicated or the context otherwise requires, “EquipmentShare,” the “Company,” “we,” “us,” and similar terms refer to EquipmentShare.com Inc and its consolidated subsidiaries.
Item 1.  Business
Overview
EquipmentShare is a vertically integrated platform that combines proprietary technology, a connected equipment fleet, and a nationwide footprint to serve the construction industry. More than a rental company,
EquipmentShare delivers jobsite visibility and control through its cloud-based platform (“T3”), which integrates embedded telematics hardware, software applications, and real-time data to support both customers and internal operations. The T3 platform is original equipment manufacturer (“OEM”)-agnostic and gives us and our rental customers the ability to track mixed fleets, maximize utilization, reduce unplanned downtime, streamline maintenance, and improve jobsite security and operator accountability.
We utilize our proprietary T3 platform in our equipment rental and service operations to manage construction equipment that is owned by the Company, as well as construction equipment that is leased from third party participants in the Company’s “OWN Program.” Under the OWN Program, participants may purchase from the
Company new or used (typically less than four years old) equipment which is fully enabled with T3. Concurrently, the participant and the Company enter into a lease agreement whereby this qualified equipment is placed on our T3 platform, to be rented to third party users. Rental revenue generated from equipment enrolled under the OWN
Program is divided and shared between the Company and the owner of the equipment, and for the duration of the arrangement we manage the owner’s equipment utilizing the T3 platform. At the end of the sharing period under the
OWN Program, we may assist the owner with remarketing services if the equipment is to be sold in the market as used construction equipment. We also offer several add-on services to the owner of the equipment.
In addition to equipment rentals, we also offer complementary products and services, such as equipment parts, supplies, services, and select jobsite support offerings. These products and services are integrated with the T3 platform to support broader jobsite needs as part of our equipment rental and services operations. We offer new and used equipment for sale to customers. Separately, we offer telematics software-as-a-service (“SaaS”) subscriptions, supported by embedded telematics hardware to customers who use the digital tools to monitor fleet performance, manage maintenance, and oversee jobsite activity through a single platform. We develop and enhances these tools and services with input from customers. We also retail building materials and hardware supplies to customers.
As of December 31, 2025, the Company had 352 full-service branches, 9 dealership sites, and 24 building materials and hardware retail stores located across 45 states in the U.S. Our full-service, technology-enabled model supports multiple customer touchpoints and allows it to operate a high-quality, diversified rental fleet. Our branch network also serves as an effective distribution channel for fleet disposition and supports related activities including new and used equipment sales, parts, supplies and services. We are an authorized dealer for JLG, Takeuchi, Skyjack,
Genie, and other major brands of construction and aerial equipment, and we offer equipment rentals, parts, and services.
Competition
The equipment rental industry in the U.S. is large, fragmented, and highly competitive. As of December 31,
2024, there were more than 9,640 equipment rental providers operating in the U.S., ranging from large national and regional operators to small, independently owned businesses. According to internal estimates based on market data, the five largest rental providers accounted for approximately 36% of North American construction equipment rental revenue in 2024, with the remaining share divided among hundreds of local and specialized firms.

We compete with a wide range of market participants. These include national and regional rental operators with substantial financial and fleet resources; independently owned providers that serve local markets or niche geographies; equipment dealerships that also offer rentals alongside new and used equipment sales; and software or telematics vendors focused on construction asset tracking. While many of these companies compete on fleet availability, price, or regional density, few have made meaningful investments in technology infrastructure or integrated jobsite management solutions.
We believe that competition in our industry is primarily shaped by a provider’s ability to deliver availability, pricing, service responsiveness, delivery speed, and technology integration, particularly for customers managing complex or distributed projects. EquipmentShare competes by offering a vertically integrated platform that combines physical scale, digital control, and capital efficiency. Our proprietary T3 software platform is embedded across our rental fleet and operations, enabling real-time visibility into equipment location, health, and usage, predictive maintenance, remote access control, and automated service and dispatch workflows.
Customers
We serve a broad base of customers from local contractors to national construction and industrial firms from our
352 rental branches, 9 dealership sites, and 24 building materials and hardware retail store locations across 45 states.
Our focus remains on industrial and non-residential sectors such as infrastructure, manufacturing, and energy, which accounted for 87% of rental revenue for the year ended December 31, 2025.
We are well established in key growth corridors in the United States (the “U.S.”) across the Gulf Coast,
Southwest, Midwest, and Southeast, with ongoing expansion into underpenetrated regions like the Northeast and
West Coast. Many site launches are initiated by national and regional customers seeking consistent access to fleet, service, and T3 capabilities across markets.
Our top five rental customers accounted for only 3.8% of equipment rental and related services revenue during the year ended December 31, 2025, reflecting a highly diversified base. Our T3 platform is embedded in every rental and enables real-time visibility, access control, and utilization insights and underscores our ability to drive deeper customer relationships and recurring spend.
Fleet Sourcing and Equipment Financing
We source our equipment rental fleet from which we support and generate our equipment rental revenue through a combination of equipment that we purchase and own, equipment owned by OWN Program participants and leased by us to be re-rented to our customers in exchange for a share of the rental revenue, and equipment owned by financial institutions and leased by us.
Our primary corporate financing vehicle is our senior secured asset-based lending facility which provides working capital and supports fleet purchases. We also have outstanding second lien secured notes that offer long-
term capital to fund growth and operations. In addition, we utilize equipment-specific financing arrangements, including finance leases and secured loans with third-party lenders such as banks and specialty finance providers.
We also use OEM floorplan financing to purchase equipment, primarily for resale at our dealership locations.
These arrangements are generally secured by the underlying equipment and offered by manufacturers or their captive finance affiliates.
A significant portion of our rental fleet is deployed through the OWN Program, a capital-efficient arrangement in which third-party investors purchase equipment from us. We operate and service the equipment on our rental platform to be rented to third party customers, while maintaining full control of pricing, customer relationships, and operations. OWN Program participants receive a share of rental revenue, generated from the rental of their equipment, and, in certain arrangements, we retain the right to purchase the equipment at an independently appraised value at the end of the program term. As of December 31, 2025, equipment enrolled under the OWN Program with original equipment cost (“OEC”) of approximately $4.9 billion represented approximately 56% of our total rental fleet.

Fleet Composition
As of December 31, 2025, our equipment rental fleet from which we generate our equipment rental revenue consisted of approximately 252,252 units with an OEC of $8.8 billion. Our equipment rental fleet is comprised of equipment that we own, equipment that is leased from OWN Program participants, and equipment under operating leases with financial institutions. As of December 31, 2025, the average age of the fleet was 31 months, which we believe is among the youngest in the industry. A younger fleet supports greater reliability, higher uptime, and lower lifecycle maintenance costs.
The fleet includes a broad range of equipment categories such as telehandlers, excavators, compact track loaders, boom lifts, dozers, scissor lifts, generators, and other project-critical assets. It is sourced from leading
OEMs and diversified across asset classes to support a wide range of end markets, including commercial, industrial, and infrastructure construction.
We structure our fleet to reflect the needs of our customers’ jobsites. By investing in the types of equipment our customers rely on, we seek to provide comprehensive coverage across their workflows and serve as a full-service partner. Our fleet strategy is informed by real-time insights into customer demand, utilization patterns, and regional activity surfaced through our T3 platform.
We actively monitor performance and rebalance our fleet based on asset-level utilization, service requirements, and shifting regional demand. T3 enables us to redeploy underutilized equipment across markets and allocate new investment toward high-performing asset classes. In recent years, we have expanded our mix of specialty equipment to meet growing demand for advanced solutions on complex jobsites, while maintaining a strong foundation in core rental categories.
Original Equipment Manufacturer Suppliers
We source our rental and resale equipment from a broad range of leading OEMs, including JLG, JCB, John
Deere, Komatsu, Hitachi, CASE, Takeuchi, Cummins, Genie, and Toyota. Our fleet spans all major rental equipment categories and includes both general and specialty assets suited to large-scale commercial, industrial, and infrastructure projects.
As a result of our scale and consistent fleet investment, we are one of the largest equipment purchasers in the industry, as evidenced by our equipment spend of $1.8 billion in 2025. We believe our buying power is comparable to the largest rental providers, enabling us to secure competitive pricing, priority allocation of high-demand assets, and consistent delivery across equipment cycles. This purchasing scale provides us with a meaningful advantage in maintaining fleet availability, cost efficiency, and equipment quality across our growing national footprint.
We maintain close relationships with our OEM partners and coordinate regularly on forecasting, delivery logistics, and product support. In many cases, OEMs install T3-compatible tracking devices at the point of manufacture, allowing for seamless integration into our platform and faster deployment. We are committed to strong, long-term partnerships with our OEM suppliers as we continue to scale our fleet and expand our presence across the U.S.
Sales and Marketing
We maintain dedicated sales teams aligned to each of our core revenue streams: equipment rental and related services, equipment sales, equipment parts and supplies and services, telematics and sales of building materials and hardware supplies. This structure enables us to tailor engagement strategies based on customer type and product offering. Our rental sales team serves a broad range of customers, including national, regional, and local contractors.
Sales activity is supported by data and insights from our T3 platform, which allows our teams to anticipate equipment needs, recommend solutions, and respond to shifting project requirements.
Our commercial model is designed to support customers in managing fleet deployment, logistics, and operational workflows across complex and distributed jobsites. In addition to rental, we employ specialized teams for equipment sales and T3 software subscriptions. Sales representatives receive regular technical training, including from OEM partners, to maintain product fluency.
We support our sales efforts with targeted marketing across digital, trade, and local channels to drive brand awareness and customer acquisition.
Product Warranties
Product warranties for new equipment sales and parts are typically provided by our OEM partners. The term and scope of these warranties vary greatly by supplier and by product. The OEMs pay us for repairs we perform to equipment under warranty in our territories.
Seasonality
The demand for our construction rental equipment tends to be lower in the winter months, and equipment rental performance will generally correlate to the levels of current construction activities, so the severity of weather conditions can have an impact. Our business, especially in the construction industry, has historically experienced lower levels of business (including lower demand and utilization) from December until late spring, particularly in the northernmost states where we operate, and heightened activity during the third quarter and the fourth quarter until December. The effect of seasonality on our results of operations has increased gradually as we have continued
our expansion in the northern U.S.
However, given our geographic concentration in more southern regions of the U.S., seasonality is not as pronounced in our business as compared to some of our national and regional competitors.
Information Technology
Our operations depend on a combination of proprietary systems and third-party infrastructure. T3, our internally developed platform, integrates embedded hardware, cloud software, and data analytics to manage fleet operations, customer workflows, and service delivery. It is designed and maintained by our in-house engineering and product teams. T3 also underpins internal workflows related to dispatch, service coordination, and fleet management.
We use third-party service providers for a range of IT functions, including cloud hosting, data processing, and geospatial visualization. Our T3 platform is designed to be interoperable with a wide range of customer-owned equipment, OEM systems, and mobile operating environments, enabling deployment across mixed fleets and devices.
We license software, technologies, and intellectual property from external vendors, and incorporate open-source software into aspects of our platform. We maintain internal controls to manage compliance with open-source licensing obligations and to safeguard our proprietary source code.
As our platform and customer base grow, we continue to invest in the scalability, reliability, and security of our systems, including internal processes for monitoring risk related to third-party providers and technology dependencies.
Human Capital
Employees
As of December 31, 2025, we employed 8,206 individuals across our 385 operating locations. Our headcount has grown in line with the expansion of our rental footprint and platform services. We believe our relationships with employees are positive and we have not experienced any work stoppages.
A portion of our workforce is subject to collective bargaining agreements. As of December 31, 2025, 28 locations were covered by such agreements, representing approximately 2.8% of our employees.
We continue to invest in workforce development to support our growth and operational capabilities. Employee levels may vary based on business activity, market expansion, or seasonal factors.

Health and Safety
The health and safety of our employees is a core operational focus. We maintain safety protocols and training programs designed to support compliance with applicable laws and to promote safe practices across our branches and jobsites. Our management team regularly reviews safety performance, and safety metrics are included in the evaluation of site and operational leadership. We continue to invest in systems, equipment, and training in an effort to reduce risk and support a safe working environment as our operations scale.
Talent Development and Employee Training
We provide training programs to support employee development, operational readiness, and safety. Our training includes onboarding for new hires, OEM-led equipment instruction, and role-specific learning across rental operations, service, and platform sales. As our footprint has expanded, we have continued to invest in field training resources and internal systems to support consistent execution across branches. In addition, we offer ongoing development opportunities for technical, sales, and leadership roles to support career growth and organizational scalability.
Compensation and Benefits
We are committed to providing competitive compensation and benefits programs for our employees, as we believe competitive compensation arrangements are core to an engaged and productive employee base. We believe our compensation programs align individual compensation with individual and team contributions to both our culture and our performance results.
Environmental and Safety Regulations
Our facilities and operations are subject to numerous national, state and local regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety.
For example, the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980
(“CERCLA”) and comparable state laws impose joint and several liability for the investigation, remediation and monitoring of contamination of hazardous substances that have been released into the environment without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release. Such liability may extend to current owners and operators of a facility, past owners and operators at the time the hazardous wastes were disposed, generators and parties that arranged for disposal or transport of the hazardous substances, and transporters of hazardous waste. The scope and types of hazardous substances regulated under CERCLA may be revised from time to time and we continue to monitor these and other regulatory developments.
Item 1A.  Risk Factors
Our business, results of operations and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities.
Risk Factors Summary
The following is a summary of the Risk Factors disclosure in this Item 1A. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this 2025 Form 10-
K and our other filings with the SEC, before making an investment decision regarding our securities.
•The construction equipment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge;

•Our dependence on relationships with certain suppliers to obtain equipment for our business;
•Our innovative capital-light fleet growth model, the OWN Program, subjects us to a number of risks, many of which are beyond our control;
•Our suppliers of new equipment may appoint additional distributors, sell directly to our customers or unilaterally terminate our distribution agreements with them, any of which could have a material adverse effect on our equipment sales due to a loss of such sales;
•Our ability to effectively manage our workforce and operations, which have grown substantially since our inception, and we expect will continue to do so in the future;
•We may not be able to facilitate our growth strategy by identifying and opening attractive new branch locations, which could limit our revenues and profitability;
•We may encounter substantial competition or other difficulties in our efforts to expand our operations;
•A decline in construction and industrial activities, a downturn in the economy in general or other macroeconomic or environmental factors could lead to decreased demand for our equipment, depressed equipment rental rates and lower equipment sales prices;
•Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance;
•Our ability to collect on contracts with customers;
•Conditions that adversely affect related parties with which we have entered into equipment sale and rental arrangements;
•Our reliance upon communications networks and centralized information technology systems and the concentration of our systems which creates or increases risks for us, such as the risk of the misuse or theft of information, including personal information;
•Our cloud-based platform (“T3”) is highly technical, and any prolonged undetected errors could adversely affect our business;
•Our reliance on third parties maintaining open marketplaces to distribute our T3 platform and to provide the software we use in certain of our products and offerings;
•The dependence of our business upon the interoperability of our T3 platform across devices, operating systems, and third-party applications that we do not control;
•Trends in oil and natural gas prices, which could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services, and products;
•Risks related to heightened inflation, recessionary conditions, and financial and capital market disruptions that may adversely impact business conditions, the availability of credit and access to capital;
•Fluctuations in fuel costs or reduced supplies of fuel, which could harm our business; and
•Our exposure to a variety of claims and losses arising from our operations, which our insurance may not cover all or any portion of such claims.

Risks Related to Our Business and Our Industry
The construction equipment rental industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.
The construction equipment rental industry is highly fragmented and competitive. Our competitors include small, independent businesses with one or two rental locations, and regional and national competitors with significant financial resources, and equipment vendors and dealers that both sell and rent equipment directly to customers. We currently face competitive pressure, and may in the future encounter increased competition from existing or new competitors.
We believe that price is an important competitive factor in the construction equipment rental industry. The availability of information on the internet has enabled consumers to more easily compare the rates and services offered by different rental companies. If we were to increase our pricing, our competitors, some of whom may have greater resources and better access to capital or lower fixed operating costs, may seek to compete aggressively on the basis of pricing. In addition, our competitors may reduce prices in order to attempt to gain a competitive advantage, capture market share or compensate for a decline in rental activity. To the extent we do not match or remain within a reasonable competitive margin of our competitors’ pricing or if competitive pressures lead us to match any of our competitors’ downward pricing, our revenues, margins, and results of operations could be materially adversely affected.
We believe one of our advantages over our competitors is our T3 platform, which has allowed us to reach a broad selection of customers and potential customers, predict regional and local demand, and identify equipment supply opportunities from third-party equipment suppliers. Our competitors have responded to our success by investing in and developing their own proprietary technology platforms. Significant competition may require us to increase spending on our T3 platform and related expenses in order to maintain a competitive edge, which may adversely affect our margins and results of operations.
In addition, the success of our business depends partially on our ability to remain competitive by identifying and responding promptly to evolving trends in equipment rental preferences, expectations and needs while also managing appropriate equipment in our branches and maintaining an excellent customer experience. Although our
T3 platform assists us in predicting such trends, it is difficult to consistently predict the equipment and services our current and future customers will demand. If we are not able to continue to successfully identify and provide the appropriate equipment to meet our customers’ needs and expectations, we may not be able to retain or increase our customer base, which may lead to a decrease in our market share.
We are dependent on our relationships with certain suppliers to obtain equipment for our business.
We are dependent on certain suppliers for access to the equipment and other products we offer and use throughout our network. We have key relationships with national OEMs and other major brands of construction equipment. During the year ended December 31, 2025, our top ten vendors accounted for 65% of our total equipment purchases. We could be at risk of losing preferential access to equipment from OEMs if we reduce our equipment purchases from these manufacturers. If we are unable to purchase the necessary amounts, our relationship with these suppliers may suffer and we could lose our ability to timely receive important equipment required for our business, which could harm our competitive position and may negatively affect our results of operations and cash flows.
We have experienced, and we may in the future experience, a lack of access to and delays in receipt of equipment and products from suppliers. For example, global supply chains have been susceptible to stress due to weather conditions, natural disasters, health or similar issues, political and military actions, and economic conditions, which delayed manufacturers’ ability to deliver equipment ordered by our customers. Unavailability of, and delays in obtaining, equipment and products may result from a number of factors affecting our suppliers including capacity constraints, transport bottlenecks, labor shortages or disputes, supplier product quality issues, suppliers’ impaired financial condition, and suppliers’ allocations to other purchasers. These risks are typically increased in a weak economic environment, when there are disruptions or delays in the availability of manufacturers’ supply chains, or when demand increases coming out of an economic downturn. Such disruptions could result in our inability to effectively meet our customers’ needs, impair our ability to execute our growth plans and result in a material adverse effect on our results of operations, financial condition, and cash flows. In addition, the prices of the equipment and products we use have significantly increased as a result of supply chain issues and may again increase.  The availability of parts or other supply chain disruptions could cause the price of the construction equipment we purchase for our rental fleet to increase in the future. If that occurs, there is a risk that we may not be able to pass on these costs to our customers, which could have a material adverse effect on our results of operations, margins, and/or cash flows.
Our centralization of equipment and non-equipment purchases has resulted in us depending on, and being exposed to, the credit risk of a group of key suppliers, including OEM manufacturers, telematics device manufacturers and software engineers and developers for the telematics services we provide to customers through our T3 platform. We cannot predict the impact on our suppliers of the economic environment and other developments in their respective businesses. Insolvency, financial difficulties or other factors may result in our suppliers not being able to fulfill the terms of their agreements with us. Such factors may render suppliers unwilling to extend contracts that provide favorable terms to us, or may force them to seek to renegotiate existing contracts with us. The termination of our relationship with any of our key suppliers could have a material adverse effect on our business, financial condition, or results of operations in the event that we are unable to obtain adequate equipment or supplies from other sources in a timely manner, at a reasonable cost or at all.
Our OWN Program subjects us to a number of risks, many of which are beyond our control.
We sell equipment to third parties, including high net worth individuals, family offices, and other third parties who have financed equipment purchases through the issuance of asset-backed securities (“ABS”). The terms of the
ABS include credit enhancement provisions that require the obligors under such ABS to provide cash or additional equipment collateral in the event the appraised values for the equipment used as collateral decrease below specified amounts. If such obligors cannot post additional collateral to secure the under collateralized asset-backed financing, they may be required to liquidate some or all of the equipment used as collateral for their asset-backed financing arrangements. Similar liquidation events could result in the related equipment being unavailable for use under our
OWN Program and we would be required to use cash to purchase, or otherwise finance our purchase of, replacement equipment.
Moreover, the asset-backed financing capacity of OWN Program participants could be decreased as a result of risks and contingencies beyond our control, including: (i) the acceptance by and/or demand from credit markets of the structures and structural risks associated with the asset-backed financing arrangements of OWN Program participants; (ii) the credit ratings provided by credit rating agencies for the asset-backed indebtedness of OWN
Program participants; (iii) third parties requiring changes in the terms and structure of asset-backed financing arrangements held by OWN Program participants, including increased credit enhancement or required cash collateral and/or other liquid reserves; (iv) the insolvency or deterioration of the financial condition of one or more of the obligors under ABS; (v) changes in laws or regulations that negatively affect any of these asset-backed financing arrangements; or (vi) the overall credit condition of OWN Program participants. A decrease in the asset-
backed financing capacity of OWN Program participants could similarly lead to a loss of equipment available for our OWN Program and, in turn, our ability to rent the equipment to our customers.
Relatedly, we may be vulnerable to heightened risks in case of a decline in the market value of used equipment.
A decrease in market prices for used equipment could lead to a decrease in the prices we can charge our customers for sales of used equipment. At the same time, it could decrease the appraised values for the equipment used as collateral for the asset-backed financing arrangements of OWN Program participants (resulting in a contractual obligation for obligors under ABS to add additional collateral) and negatively affect the credit ratings of the asset-
backed indebtedness of OWN Program participants (resulting in a decrease in the asset-backed financing capacity of
OWN Program participants), either of which would result in a loss of equipment available for our OWN Program and increase our resulting need for replacement equipment. Any suspension or delay in our ability to maintain sufficient levels of equipment under our OWN Program to meet customer demands in a timely manner, at a reasonable cost or at all, could have a material adverse effect on our business, financial condition, or results of operations.

Our suppliers of new equipment may appoint additional distributors, sell directly to our customers or unilaterally terminate our distribution agreements with them, any of which could have a material adverse effect on our equipment sales.
We are a distributor of new equipment and parts supplied by national OEMs. Under our distribution agreements with these OEMs, manufacturers retain the right to appoint additional dealers and sell directly to customers including national accounts and government agencies. We have both written and oral distribution agreements with
OEMs. Under our oral agreements with the OEMs, we operate under our established course of dealing with the supplier and are subject to the applicable state laws regarding such relationships. If OEMs decide to cut us out of the sales process, they may appoint additional distributors, elect to sell to customers directly or unilaterally terminate their distribution agreements with us at any time without cause. Additionally, we may unilaterally decide, or mutually agree, to terminate our distribution agreements with certain OEMs. Any such actions could have a material adverse effect on our business, financial condition, and results of operations.
Our workforce and operations have grown substantially since our inception, and we expect that they will continue to do so in the future. If we are unable to effectively manage that growth, our financial performance, and future prospects will be adversely affected.
We have experienced rapid growth since our inception in 2015. This expansion increases the complexity of our business and has placed, and we expect will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. There is a risk that we may not be able to manage our growth effectively, which could damage our reputation and negatively affect our operating results.
Effectively managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal control over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to continue to scale our transaction processing and reporting, operational, and financial systems, procedures, and controls. For example, due to our significant growth, we may face challenges in timely and appropriately designing controls in response to evolving risks of material misstatement. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. In addition, the requirements of being a public company may further strain our resources. For additional information, see “—The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.”
If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, our growth plans, and existing business may be adversely affected. If our operational technology is insufficient to reliably service our customers, T3 platform user satisfaction will be adversely affected and may cause our customers to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and operating results.
As we continue to grow, we will need to continue to evaluate our operational, financial, and management controls as well as our reporting systems, and procedures to support the growth of our organizational structure. This will require capital and management resources. If we are unable to effectively manage the growth of our business, the quality of our T3 platform may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, and financial condition.

We may not be able to facilitate our growth strategy by identifying and opening attractive new branch locations, which could limit our revenues and profitability.
An element of our growth strategy is to selectively identify, source, and open full-service equipment rental branch locations in order to meet customer demand for construction equipment enabled by our T3 platform. The success of this element of our growth strategy partially depends on identifying strategic branch locations and we continue to add new sites to our existing footprints.
We may be unable to identify and secure attractive new branch locations or to successfully open any such locations. Opening a new branch location involves significant costs and risks associated with entering new markets, and we may face significant competition, which may limit our ability to expand our operations. Further, the development or expansion of branch locations depends upon receipt of required permits and other governmental authorizations, and there is no assurance that we will obtain these required items.
We may not have sufficient labor, real estate, management, financial, and other resources to successfully open and operate new branch locations. Any significant diversion of management’s attention or any major difficulties encountered in the new locations that we open in the future could have a material adverse effect on our business, financial condition, or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Furthermore, general economic conditions or unfavorable global capital and credit markets could affect the timing and extent to which we open new branch locations, which could limit our revenues and profitability.
We may encounter substantial competition or other difficulties in our efforts to expand our operations.
A key element of our growth strategy has been to expand by opening new branches, expanding our geographic footprint, and better servicing our existing customers and potential new customers. Opening new branches requires large, upfront investments of capital, and uncertainty about when investment costs will be recovered, if ever. New branches may require additional capital contributions over a sustained period of time, and there can be no assurance that sufficient numbers of customers will be attracted to a new branch to make it successful. A branch may prove unsuccessful due to a number of factors, including market conditions, competition, or our failure to assess the relevant market and rental demand in that market, and there are costs associated with closing an unsuccessful branch. The success of our growth strategy depends in part on identifying sites for new branches at attractive prices.
Zoning restrictions could prevent us from being able to open new branches at sites we have identified. We may also encounter substantial competition in our efforts to acquire new sites or in any efforts we may make to acquire other equipment rental companies, which may limit the number of acquisition opportunities and lead to higher acquisition costs. Further, we may not have the financial resources necessary to open all of the new branches that we plan to open, or to complete any acquisitions we may identify in the future, and we may not have the ability to obtain the necessary funds on satisfactory terms or at all.
In the past when we have opened new branches, we have attracted talented salespeople who have terminated their employment with other rental companies. Based on our experience, we believe that it is industry practice for equipment rental companies to seek non-competition agreements where legally permissible when they hire salespeople. This practice may hinder our ability to attract talented salespeople to work at new branches, which could prevent us from opening new branches at sites we identify or result in our failure to realize the expected benefits from any new branch we open and have a material adverse effect on our business, financial condition, and results of operations.
A decline in construction and industrial activities, a downturn in the economy in general or other macroeconomic or environmental factors could lead to decreased demand for our equipment, depressed equipment rental rates, and lower equipment sales prices.
Our rental equipment is used by our customers in a wide variety of industries, including contractors in residential and commercial construction and restoration, remediation and environmental services and facility maintenance; general industrial, including manufacturing, power, battery production, solar energy and agriculture;
infrastructure; and other industries, including commercial and retail services, facility maintenance and recreation.
Many of these industries are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is typically a corresponding decline in the demand for our rental equipment. A decline in the demand for our rental equipment caused by a decline in economic activity in one or more of the industries our rental equipment is used in could materially adversely affect our results of operations.
The equipment that we lease as lessor or sell to our customers is principally used in connection with construction and industrial activities in the U.S. A downturn in construction or industrial activities in the U.S. or global economy in general, may cause a decrease in the demand for our equipment or depress rental rates and the sales prices for our equipment.
Construction and industrial activities and demand for our equipment has been and may in the future be negatively affected, either temporarily or in the long term, by:
•a reduction in spending levels by our customers;
•changes in the level of consumer and business confidence;
•unfavorable credit markets affecting end-user access to capital, including the ability of OWN Program participants to raise capital necessary to purchase equipment from us and to be managed on their behalf by us for the purpose of re-renting such equipment to our customers;
•adverse changes in federal, state and local government infrastructure spending;
•an increase in the cost of construction materials, as a result of inflation, tariffs, trade wars, or other factors;
•shifts in international trade relations, legislation, and regulations, including those related to economic tariffs, taxation and importation;
•increased competition;
•a significant increase in the cost of new construction equipment, resulting in higher rental rates;
•adverse weather conditions or natural disasters, the severity and frequency of which may be increased by climate change and may affect a particular region where we have operations;
•new and more stringent regulations relating to environmental, health and safety matters;
•a decrease in the level of exploration, development, production activity, and capital spending by oil and natural gas companies;
•a prolonged shutdown of the U.S. federal, state or local governments;
•further increases in interest rates;
•supply chain disruptions;
•a less attractive investment environment for owners of construction equipment;
•public health crises and epidemics;
•terrorism or hostilities involving the U.S.;
•geopolitical conflicts, such as Russia’s invasion of Ukraine, the conflicts in the Middle East and geopolitical tensions involving China, and the resultant sanctions and other measures imposed in response;
or
•other unforeseen or catastrophic events.

A weakness or deterioration in the construction and industrial sectors or a decrease in demand for our equipment caused by these or other factors may result in lower utilization, reduced rental rates or a decrease in the residual value realized on the disposition of our rental fleet. Moreover, certain of these factors could affect our OWN
Program participants, which could have an adverse effect on our business. For additional information, see “—Our
OWN Program subjects us to a number of risks, many of which are beyond our control.” A marginal decline in customer demand for or utilization of our equipment in a given period could have a significant impact on our results of operations for that period. Any of these developments could have a material adverse effect on our results of operations, financial condition, and cash flows.
Disruptions in our supply chain could result in adverse effects on our results of operations and financial performance.
In our equipment rental and services operations, supply chain disruptions have in the past and could in the future impact our ability to obtain equipment and other supplies for our business from our key suppliers on acceptable terms or at all. We may experience supply chain disruptions in the future or supplier inability to manufacture or deliver equipment or parts, especially if our relationships with suppliers deteriorate. Any suspension or delay in our suppliers’ ability to provide us adequate equipment or supplies, or in our ability to procure equipment or supplies from other sources in a timely manner, at a reasonable cost or at all, could impair our ability to meet customer demand and therefore could have a material adverse effect on our business, financial condition, or results of operations.
In our telematics platform, we are dependent upon a limited number of manufacturers with whom we contract to manufacture, test, and assemble certain products conforming to our specifications, and of other manufacturers from whom we directly purchase products for a number of our critical components. Our current reliance on a limited group of contract manufacturers and suppliers involves risks, including the potential inability to obtain products or components to meet customers’ delivery requirements, reduced control over pricing and delivery schedules and discontinuation of or increased prices for certain components. Technology hardware has experienced supply chain disruptions as a result of global events and their impact and the uncertainties around economic tariffs, including on our suppliers and on international trade in general, leading to shortfalls in available components that we need to make products as well as increased costs to obtain components, to make products, and to transport components and products and we could in the future experience extended delivery times for certain components of our hardware products and increased transport costs. These disruptions may have an adverse effect on our ability to meet customer demand and could result in delays in shipping products to customers and dealers. The severity of the disruptions is continuously changing so that the impact on our ability to meet demand for particular products varies over time, which creates uncertainties in forecasting our financial results and could have an adverse effect on our results of operations, financial condition, and cash flows.
If we are unable to collect on contracts with customers, our operating results would be adversely affected.
Under the terms of most of our rental contracts, our customers are required to make monthly rental payments in arrears. Some of our customers may develop liquidity issues and ultimately may not be able to fulfill the terms of their rental agreements with us on time or at all. If we are unable to collect on our contracts with customers or manage our customer credit risk adequately, or if a large number of customers encounter financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Further, a worsening of economic conditions may result in increased delinquencies and credit losses. There is also a risk that equipment supplied through the OWN Program could be removed from our platform if participants were to default on their equipment financing to the extent that a secured lender which provided financing for such equipment decides not to continue in the OWN Program. See “—We face risks related to heightened inflation, recessionary conditions, and financial and capital market disruptions that may adversely impact business conditions, the availability of credit and access to capital.” Additionally, there is a risk that collecting or attempting to collect on delinquent accounts could lead to legal disputes. See “—Litigation could have a material adverse impact on our results of operations and financial condition.”

We have entered into equipment sale and rental arrangements with related parties and our financial condition and results of operations could be impacted by conditions that adversely affect such related parties.
We have entered into equipment sale and rental arrangements with related parties, including entities owned or controlled by the Company’s Chief Executive Officer and/or President (collectively, the “Co-Founders”) through the
OWN Program. See “Certain Relationships and Related Transactions, and Director Independence.” We recognized revenue from equipment sales through the OWN Program to entities owned or controlled by the Co-Founders of $79 million, $277 million and $80 million for the years ended December 31, 2025, 2024 and 2023, respectively. These sales represented 5%, 17%, and 9% of equipment sales revenues for the years ended December 31, 2025, 2024, and
2023, respectively. Equipment sold to related parties that has been entered into our OWN Program is under arrangements with month-to-month terms, or 60-month terms to 75-month terms, and is part of our managed fleet that is available for rent to our customers. Accordingly, OWN Program payouts, including principal and agent transactions, were made by us to entities owned or controlled by the Co-Founders under the OWN Program of $46 million, $74 million and $56 million for the years ended December 31, 2025, 2024 and 2023, respectively, as a part of the revenue sharing arrangements under the OWN Program. OWN Program payouts to entities owned or controlled by the Co-Founders pursuant to such arrangements represented 6%, 16%, and 22% of total OWN
Program payouts for the years ended December 31, 2025, 2024, and 2023, respectively. The corresponding average equipment OEC enrolled in the OWN Program owned by these entities represented approximately 3%, 13% and
22% of the total corresponding equipment rental fleet that the Company leases (as lessee) under the OWN Program as of December 31, 2025, 2024, and 2023, respectively.
Any conditions that adversely impact these related parties, or their relationships with the Company, could affect their ability or willingness to continue to purchase additional items of equipment for participation in the OWN
Program in the future, and thus could have a material adverse effect on our business, financial condition, results of operations, and prospects. Although we have adopted policies and procedures that are designed to identify, review and approve related party transactions, including a review of the transaction terms as compared to those that could be obtained from unaffiliated parties, there can be no assurance that these procedures will be effective in all cases or that the transactions ultimately will be on arm’s-length terms. For information on related party transactions, please see Note 20 to the Company’s consolidated financial statements for the year ended December 31, 2025 included elsewhere in this 2025 Form 10-K and “Certain Relationships and Related Transactions, and Director
Independence.”
Our business is heavily reliant upon communications networks and centralized IT systems and the concentration of our systems creates or increases risks for us, including the risk of the misuse or theft of information, including personal information, which could harm our brand, reputation or competitive position, and give rise to material liabilities.
We rely heavily on communication networks, cloud services, and IT systems to process rental and sales transactions, manage our pricing, manage our equipment fleet, manage our financing arrangements, pay suppliers and other third parties, collect from our customers, account for our activities and otherwise conduct our business and report our financial results. Some of our major IT systems, accounting functions, and cloud services are centralized in several locations. We own and manage some of these IT systems but also rely on third parties for a range of IT systems and related products and services, including but not limited to cloud computing services. Our T3 platform is reliant on certain telecommunication systems, including cell phone communications, 5G, Bluetooth, and GPS technology. Any disruption, termination or substandard provision of these services, whether as the result of computer or telecommunications issues (including operational failures, server malfunctions, software bugs, software or hardware failures, loss of data or other IT assets, ransomware or other computer malware), personnel misconduct or error, localized conditions (such as a power outage, fire or explosion) or events or circumstances of broader geographic impact (such as an earthquake, storm, flood, fires, other natural disaster, epidemic, strike, act of war, civil unrest or terrorist act), could materially adversely affect our business by disrupting normal operations. Such IT systems, including our servers, are additionally vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and sensitive, confidential and personal information, including through physical or electronic break-ins, cybersecurity breaches from inadvertent or intentional actions by our employees, third-party service providers, contractors, consultants, business partners, and/
or other third parties, or cyberattacks or similar incidents (including, but not limited to, business e-mail compromise,

malicious code, denial of service attacks, credential stuffing, credential harvesting, supply-chain attacks, social engineering/phishing attacks or ransomware attacks, which, in particular, are becoming increasingly prevalent, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, including commercial software that is integrated into our (or our service providers’) IT systems, products or services) which, if successful, could have a materially adverse effect on our ability to operate our business and could lead to interruptions in our operations, loss of sensitive information and income, reputational harm, and diversion of funds.
We regularly possess, store, process, generate, and handle non-public information about individuals and businesses, including both credit and debit card information and other sensitive, confidential and personal information. In addition, our customers regularly transmit confidential information to us via the Internet and through other electronic means. Our facilities and systems and those of our third-party service providers may contain defects in design or manufacture or other problems that could compromise information security, and are also subject to the risk of human error. Unauthorized parties also may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, and these attacks are increasing in their frequency, sophistication, and intensity and come from a variety of sources, including, but not limited to, traditional computer “hackers,” organized criminal threat actors, and nation-state-supported actors (including nation-state actors). Such threats may see their frequency increased and effectiveness enhanced by the use of artificial intelligence (“AI”). As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT systems, sensitive, confidential and personal information or business. Further, during times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations.
Any of the aforementioned threats could cause a cybersecurity breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive, confidential and personal information or our IT systems, or those of the third parties upon whom we rely. A cybersecurity breach or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide products and services needed to operate successfully.
We may be unable in the future to detect vulnerabilities in our IT systems and networks because many of the techniques used to obtain unauthorized access, including malware and other malicious software programs, are difficult to detect or anticipate until launched against a target and we may be unable to prevent, contain or detect cyberattacks, cyberterrorism, cybersecurity breaches or other compromises or implement adequate preventative measures. It is possible that we or our third-party vendors may experience cybersecurity breaches that remain undetected for an extended period. Even when a cybersecurity breach is detected, the full extent of the breach may not be determined immediately. While we have implemented security measures to protect our IT and data security infrastructure, our efforts to address these problems may not be successful. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT systems and sensitive, confidential and personal information. Cyberattacks are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature and, as a result, the technology we use to protect our systems from being breached or compromised could become outdated due to advances in computer capabilities or other technological developments. Moreover, if our IT systems become damaged or otherwise cease to function properly, we may have to make significant investments to repair or replace them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cyberattacks or other similar incidents attributed to our service providers as they relate to the information we share with them. We have acquired and may continue to acquire companies with cybersecurity vulnerabilities and unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Remote and hybrid working arrangements at our company (and at many third-party providers)
also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT systems or sensitive, confidential and personal information, including a compromise of our security systems resulting in unauthorized access to personal information about our customers, distributors or employees could adversely affect our corporate reputation as well as our operations, business and financial condition, and could result in litigation (such as class actions), regulatory investigations or enforcement actions against us, or the imposition of fines and penalties, or significant incident response, system restoration or remediation and future compliance costs. Cybersecurity breaches can create system disruptions, shutdowns or unauthorized disclosure of confidential information, which could result in financial damage or loss. We cannot assure you that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Most states have enacted laws requiring companies to notify individuals and often state authorities of cybersecurity breaches involving their personal information. These mandatory disclosures regarding a cybersecurity breach often lead to widespread negative publicity, which would harm our reputation and brand, and may cause our customers to lose confidence in the effectiveness of our data security measures. As a result, a cybersecurity breach could cause the loss of customers and could also require that we invest significant additional resources related to our information security systems. For more information on laws requiring notification in the event of a cybersecurity breach, please see “—
We are subject to various laws, regulations and other requirements regarding our processing of personal information, and compliance with such laws and regulations is costly and time consuming. Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, prospects, financial condition, and results of operations.”
In addition, we outsource a portion of our IT services to third-party service providers to process sensitive, confidential and personal information in a variety of contexts, including cloud-based infrastructure, data center facilities, and other functions. We may also rely on third-party service providers to provide other products and services. The services provided by these third parties are subject to the same risk of outages, other failures and cybersecurity breaches described above and, as a result, we are susceptible to disruptions, failures and breaches of the systems maintained by our outsourced providers, which we do not control. Our third-party IT system service providers face risks relating to cybersecurity similar to ours, and, while we generally perform cybersecurity diligence on our key service providers, because we do not directly control any of such parties’ information security operations, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Any disruption, failure, breach or poor performance of any of these systems could lead to lower revenues, increased costs or other material adverse effects on our business and results of operations. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, our contracts with third-party service providers and suppliers contain, and may in the future continue to contain, limitations on such providers’ liability to us, and there can be no assurance that the thresholds contained in such limitations are sufficient to protect us in the event we have claims against the providers related to our security and data privacy obligations or other financial losses. Supply-
chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Future or past business transactions (such as acquisitions or integrations) may also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies, any of which could materially and adversely affect our business, financial condition, and results of operations.
We depend on third-party technology, including cellular and GPS networks, and any disruption, failure or increase in costs could impede the functionality of our solutions.
Our proprietary T3 technology, which we use to provide telematics services to our customers, is reliant on cellular and GPS networks, which allow us to obtain location data and transmit it to our T3 platform. Increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our in-vehicle devices, requiring retrofitting of our in-vehicle devices, could increase our costs and impact our profitability. Changes to cellular network technologies or frequency bands used for connectivity represent an ongoing risk that could affect the compatibility and useful life of our telematics devices. Although we take steps to ensure our technology is compatible with evolving cellular standards, failure to effectively manage these transitions could adversely impact our business, financial condition, and operating results. Cellular carriers could in the future discontinue support for our currently utilized cellular technologies. Also, while we have included the ability to store GPS data in our devices in case of temporary cellular network connectivity failure, widespread disruptions or extended failures of the cellular networks would adversely affect our solutions’ functionality and utility, and harm our financial results. GPS is a satellite-based navigation and positioning system consisting of a network of orbiting satellites. These satellites and their ground support systems are complex electronic systems, subject to electronic and mechanical failures and possible sabotage and it is not certain that the U.S. government will remain committed to the operation and maintenance of GPS satellites in the future. In addition, technologies that rely on GPS depend on the use of radio frequency bands and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solutions. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of
War, which does not currently charge users for access to the satellite signals and does not impose on the ability to access location data. We cannot assure you that it will not do so in the future. Any disruption, failure, increase in costs or regulatory hurdles could impede the functionality and/or cost of our solutions, which could adversely affect our business. The communication systems that we use to host and transmit data may be subject to security incidents, which may also subject the Company to regulatory enforcement and client pressures.
Failure to maintain, upgrade or replace our IT systems could materially adversely affect us.
Our business continues to demand the use of sophisticated systems and technologies, including digital tools,
SaaS offerings, and cloud computing. As a result, we devote significant time and expense in maintaining, upgrading and replacing our systems and technologies in order to meet customers’ demands and expectations. These types of activities subject us to additional costs and inherent risks associated with maintaining, upgrading and replacing these systems and technologies, including impairment of our ability to manage our business, loss of customer confidence and business, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, demands on management time, training our employees to operate the systems, and other risks and costs of delays or difficulties in transitioning to, or integrating, new systems and technologies into our current business. We rely on certain third-party software providers to maintain and periodically upgrade many of these systems and technologies so that they can continue to support our business. Further, some of the software programs supporting our business are licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade our systems and technologies would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner or at a reasonable cost.
In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technologies, maintenance or adequate support of outdated or other existing systems and technologies could disrupt or reduce the efficiency of our business operations and could have an adverse effect on our operations if not anticipated and appropriately mitigated. Our competitive position may be adversely affected if we are unable to maintain, upgrade or replace systems and technologies that allow us to manage our business in a competitive manner. We also may not achieve the benefits that we anticipate from an upgraded or replaced system and technology. Additionally, any failure of a system or technology could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.
We may fail to respond adequately to changes in technology and customer demands or experience difficulties that delay our adoption of such changes.
In recent years, our industry has been characterized by changes in technology and customer demands. Our ability to continually improve our current processes and customer-facing tools in response to changes in technology or in customer expectations is essential in maintaining our competitive position and maintaining current levels of customer satisfaction. We may experience technical or other difficulties that could delay or prevent the development or implementation of new technologies. We also may not achieve the benefits that we anticipate from new technologies we develop or implement. The effects of these risks may, individually or in the aggregate, materially adversely affect our results of operations, liquidity and cash flows.

We may be unable to adequately manage our inventory, which could adversely affect our operating results.
To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with suppliers. These forecasts are based on estimates of future demand for products and services. Failure to accurately forecast our needs may result in unmet market demand, parts shortages, increased costs, or excess inventory. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the products and services of competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or customer confidence in future economic conditions. If the forecasts used to manage inventory are not accurate, we may experience excess inventory levels, shortage of available products, or reduced efficiencies which would have a material adverse effect on our business, financial condition, and results of operation.
Our success depends on our ability to attract and retain key management, sales and trades talent, while supporting the onboarding and career development of our team members.
Our ability to successfully execute on our business plan depends upon the contributions of our senior management team as well as other key talent including our dedicated sales force and trades talent such as
Commercial Driver’s License drivers and technicians. In recent years, we have experienced increasing competition for available talent in the North American workforce as reflected by the low unemployment rate and shortages of available industry trades talent. As a result, we could experience inefficiencies or a lack of business continuity due to employee turnover, new employees’ lack of historical knowledge and lack of familiarity with the business processes, operating requirements, policies and procedures, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. We may also experience additional costs as new employees learn their roles and gain necessary experience, in addition to the cost of hiring new individuals. It is important to our success that newly hired team members quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. Further, if we cannot meet our needs for IT developers, software engineers, or research and development staff, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. In particular, our T3 platform is supported by a team of over 300 field-oriented software engineers and product managers. These are high-demand roles, and in the past we have experienced difficulty hiring sufficient technical talent to meet all of our development priorities. A sustained shortage in skilled engineering personnel could impair our ability to enhance and scale the T3 platform, which could negatively affect our growth and competitiveness.
If we were to lose the services of members of our senior management team or other key talent, such as our advanced IT staff, whether due to death, disability, resignation or termination of employment, our ability to successfully implement our business strategy, financial plans, marketing, and other objectives could be significantly impaired. In addition, if we are unable to attract and retain qualified key talent, we may not be able to effectively and efficiently manage our business and execute our business plan.
In addition, we must continue to identify, hire, train, and retain key personnel who maintain relationships with our customers and who provide technical skills required for our growth, and we compete with other companies for a limited pool of talent. The failure to recruit and retain necessary key personnel could cause disruption, harm our business, and hamper our ability to grow.
Our operating results fluctuate significantly and our past operating results may not be a good indication of future performance.
Our results of operations have varied, and could in the future, vary significantly from period to period as a result of various factors, some of which are outside of our control. Comparing our results of operations on a period-to-
period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. For example, the OWN Program has consistently attracted strong demand across multiple sources of capital, including institutional investors who purchase as a buying group through a collective vehicle and finance their equipment purchases through ABS. To satisfy this demand, the Company has organized for these investors sales of large packages of equipment and has conducted these sales on an episodic basis. Individual participants who purchase this equipment are unlikely to purchase in the future and so such sales may not recur unless there is continued demand for the OWN Program. These transactions, and the related revenue, also occur unevenly throughout the year depending on demand and our results of operations for certain periods have been materially impacted by these transactions. As a result of the episodic nature of equipment sales to OWN Program participants, period-over-period comparisons may not reflect underlying trends and fluctuations in our operating results, which makes it difficult for us to predict our future operating results. Moreover, we have no commitments from any party, including any OWN Program participants, to purchase future equipment and if there is no continued demand for our equipment, our equipment sales revenue will decline. Unanticipated fluctuations in our operating results could result in a decline in our stock price.
Due to seasonality, especially in the construction industry, any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, liquidity, and cash flows.
Significant components of our expenses are fixed in the short-term, including real estate taxes, tangible property taxes, rent for our properties, rent for certain equipment assets that do not have variable rental payment arrangements, insurance, utilities, maintenance, and other facility-related expenses, the costs of operating our IT systems, and certain staffing costs. Seasonal changes in our revenues do not alter those fixed expenses, typically resulting in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Our business, especially in the construction industry, has historically experienced lower levels of business (including lower demand and utilization) from December until late spring, particularly in the northernmost states where we operate, and heightened activity during our third quarter and our fourth quarter until December. As a result, our quarterly operating results may fluctuate significantly. The effect of seasonality on our results of operations has increased gradually as we have continued our expansion in the northern U.S. Any occurrence that disrupts rental activity in any of the regions where we operate, including adverse weather conditions, such as prolonged periods of cold, rain, blizzards, floods, fires, hurricanes or other severe weather patterns, could have an adverse effect on our business results of operations, liquidity, and cash flows.
Our T3 platform is highly technical, and any prolonged undetected errors could adversely affect our business.
Our T3 platform is a complex system composed of many interoperating components and incorporates software that is highly complex. Our business is dependent upon our ability to prevent prolonged system interruption.
Although we utilize widely adopted software libraries and install software releases after employing quality assurance measures and addressing identified issues, our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Bugs in our software, third-party software including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems could cause prolonged downtime that could impact the availability of our service to platform users, and impact our reputation. Any errors, bugs, or vulnerabilities discovered in our code or systems after release that results in a prolonged interruption or a negative experience for our customers or the equipment suppliers that we connect them with, could negatively affect our business or result in negative publicity, unfavorable media coverage and damage to our reputation, which could adversely affect our business and financial results.
We rely on third parties maintaining open marketplaces to distribute our T3 platform and to provide the software we use in certain of our products and offerings.
Our T3 platform is dependent on third parties maintaining open marketplaces, including the Apple App Store and Google Play, which make our applications available for download by our customers. We cannot assure you that the marketplaces through which we distribute our T3 platform will maintain their current structures or that such marketplaces will not charge us fees or impose other conditions to list our applications for download in the future.
Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, any such changes may limit, eliminate or otherwise interfere with our products, our ability to distribute our app through their stores, our ability to update our mobile app, including to make available bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our customer that they collect. A platform provider may also add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, prevent our mobile app from being offered on their platform, change how the personal information of its users is made available to app developers on the platform, or limit the use of personal information for advertising purposes.
We rely on third-party services, including cloud computing infrastructure and mapping data. Any disruption of or interference with our use of such services could adversely affect our business, financial condition, and results of operations. If such third parties cease to provide access to the third-party services that we use, do not provide access to such services on terms that we believe to be attractive or reasonable, or do not provide us with access to the most current version of such services, we may be required to seek comparable services from other sources, which may be more expensive than or inferior to the software that we use, or may not be available at all, any of which would adversely affect our business.
Our business depends upon the interoperability of our T3 platform across devices, operating systems, and third-
party applications that we do not control.
An important feature of our T3 platform is its broad interoperability with a range of devices, operating systems, and third-party applications. Our T3 platform is accessible from the web and from devices running various operating systems, such as iOS and Android, and is operated through third-party applications. We depend on the accessibility of our T3 platform across these third-party devices, operating systems, and applications, none of which we control, in order for our customers to be able to install and utilize our T3 platform. Moreover, third-party devices and operating systems are constantly evolving, and we may not be able to develop our T3 platform in a way that maintains the compatibility of our T3 platform with such devices and operating systems. The loss of interoperability of our T3 platform across devices, operating systems, and applications, whether due to actions of third parties or otherwise, may prevent our customers from being able to access and utilize our T3 platform, which may adversely affect our business and operations.
Our rental fleet is subject to residual value risk upon disposition and may not sell at the prices we expect.
The market value of any given piece of rental equipment could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:
•the market price for new equipment of a like kind;
•wear and tear on the equipment relative to its age and the performance of preventive maintenance;
•the time of year that it is sold (prices are generally higher during the construction season in the region where the equipment is located);
•the supply of used equipment relative to the demand for used equipment, including as a result of changes in economic conditions or conditions in the markets that we serve;
•inventory levels at OEMs;
•the existence and capacities of different sales outlets; and
•general economic conditions.
We cannot assure you that used equipment selling prices will not decline or that we will be able to sell our used equipment at all. A sale of equipment below its net book value could adversely affect our results of operations, liquidity, and cash flows. Accordingly, decisions to reduce the size of our rental fleet in the event of an economic downturn or to respond to changes in rental demand would be subject to the risk of loss based on the residual value of rental equipment.

We incur maintenance and repair costs associated with our owned rental fleet, and if these increase, it could have a material adverse effect on our financial condition, results of operations, liquidity, and cash flows in the event these costs are greater than anticipated.
As our owned rental equipment ages, the cost of maintaining such equipment, if not replaced within a certain period of time, and the risk of fleet equipment being out of service, generally increase. As of December 31, 2025, the average age of our owned rental equipment fleet was approximately 31 months. Determining the optimal age at disposition for our rental equipment is subjective and requires judgment and estimates by management. We have made estimates regarding the relationship between the age of our rental equipment, the expected maintenance, and repair costs, the availability of our fleet and the predicted market value of used equipment. It is possible that, in the future, we may allow the average age of our rental equipment fleet to increase, which would increase our costs for maintenance and repair and likely would negatively affect the market value of such equipment at the time of its disposition. Many of these costs are unpredictable and vary based on events beyond our control, such as the price of purchasing new equipment from manufacturers, the market value of used equipment, or the cost of purchasing equipment parts inventories for maintenance and repairs that may be needed. Downtime for maintenance, repair, renewals or upgrades, or low productivity due to other causes, could have a significant negative effect on our operating results and financial condition. If maintenance and repair costs are higher than estimated or in-service times or market values of used equipment are lower than estimated, we may not be able to pass along some or all of such price increases for the cost of equipment and associated parts needed for repairs to our customers in a competitive environment and our financial condition, results of operations, liquidity, and cash flows could be materially adversely affected.
The cost of new equipment that we purchase or lease as lessee for use in our rental fleet may increase.
The cost of new equipment from manufacturers that we purchase or lease as lessee for use in our rental fleet may increase as a result of increased raw material costs, including an increase in the cost of steel, which is a primary material used in a majority of the equipment we use, labor shortages and supply chain disruptions or due to increased regulatory requirements, such as those related to emissions or the effects of any tariffs imposed on equipment manufacturers. These increases could materially impact our financial condition or results of operations in future periods if we are not able to pass such cost increases through to our customers.
Certain of our operating leases, under which we lease equipment for use in our rental fleet, are short-term and may not be renewed or, in certain cases, terminated by the relevant lessor.
We lease certain equipment as lessee for use in our rental fleet, excluding equipment enrolled in the OWN
Program, under a renewable month-to-month operating lease. While the relevant contracts contain safeguards intended to minimize disruption to our rental customers in the event of non-renewal or termination, and include renewal incentives for the lessor, the lessor’s right not to renew the lease may be exercised in its sole discretion and, under certain circumstances, it may be entitled or required to terminate the lease, with little notice to us, as a result of events or circumstances outside of our control. The equipment that we currently lease under such operating lease arrangements, excluding equipment enrolled in the OWN Program, represented approximately 1% of our OEC under management as of December 31, 2025. We may also enter into similar lease arrangements in the future. If any such non-renewal or termination rights are exercised, it could cause substantial disruption to our operations and reduce the size of our equipment rental fleet, which could materially adversely affect our customer relationships, results of operations and prospects.
Trends in oil and natural gas prices could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.
In some regions where we operate, demand for our services and products is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies, regional exploration and production providers, and related service providers. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to potentially large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic, political and geopolitical factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long- term nature of many large-scale development projects. Additionally, the introduction of additional climate change regulations in the future, including with respect to carbon taxes, could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products. Further, our results will be negatively affected if construction of energy transition infrastructure is reduced due to lower subsidies or other factors.
Factors affecting the prices of oil and natural gas include:
•the level of supply and demand for oil and natural gas;
•the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance collectively known as OPEC+ to set and maintain oil production levels;
•the level of oil production in the U.S. and by other non-OPEC+ countries;
•oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•the cost of, and constraints associated with, producing, and delivering oil and natural gas;
•governmental regulations and other actions, including economic sanctions and policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics;
•worldwide political and military actions, and economic conditions, including potential recessions; and
•increased demand for alternative energy and use of electric vehicles and increased regulatory, customer or other stakeholder emphasis on decarbonization and public sentiment around alternatives to oil and gas.
We face risks related to heightened inflation, recessionary conditions, and financial and capital market disruptions that may adversely impact business conditions, the availability of credit and access to capital.
Our financial results, operations and forecasts depend on general economic and geopolitical conditions, the demand for our products and services, and the financial condition of our customers and suppliers. Economic weakness has in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings for companies in the construction equipment rental industry. We have incurred certain cost increases due to inflation, which to date, have not been material. However, there can be no assurance that future inflationary pressures will not become more significant, or that we will continue to be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience rental and sales declines which could have an adverse effect on our business, operating results and financial condition. Economic weakness may also lead us to impair assets, adjust our operating strategy, reduce expenses in response to decreased revenues or margins, or take restructuring actions. We may not be able to adequately adjust our cost structure in a timely fashion, which could have an adverse effect on our operating results and financial condition.
Disruptions in capital and credit markets as a result of an economic downturn, economic uncertainty, the imposition of trade tariffs and other counter measures, increases by the Federal Reserve of its benchmark interest rate in the U.S., changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our customers’ ability to access capital, our access to liquidity needed for business in the future and our ability to raise capital when needed. Additionally, unfavorable market conditions may depress demand for our products and services or make it difficult for our customers to obtain financing and credit on reasonable terms. Unfavorable market conditions also may cause more of our customers to be unable to meet their payment obligations to us, increasing delinquencies and credit losses. If we are unable to manage credit risk adequately, or if a large number of customers experience financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Moreover, our suppliers may be adversely impacted by unfavorable capital and credit markets, causing disruption or delay of product availability. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S., whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results. These events could negatively affect our business, financial position, results of operations, and cash flows.
Fluctuations in fuel costs or reduced supplies of fuel could harm our business.
We could be adversely affected by limitations on fuel supplies or significant increases in fuel prices, for example, resulting from the imposition of tariffs or other trade measures, that could result in higher costs to us for transporting equipment from one branch to another branch or one region to another region. A significant or protracted disruption of fuel supplies or increase in fuel prices could have an adverse effect on our financial condition and results of operations.
We are exposed to a variety of claims and losses arising from our operations, and our insurance may not cover all or any portion of such claims.
We are exposed to a variety of claims arising from our operations, including claims by third parties for personal injury, death or property damage allegedly arising from the operation of our equipment or acts or omissions of our personnel and workers’ compensation claims. We are also exposed to risk of loss from damage to our equipment and resulting business interruption. Our responsibility for such claims and losses is increased when we waive the provisions in certain of our rental contracts that hold a renter responsible for damage or loss under an optional loss or damage waiver that we offer. For example, when a rental protection plan  (a “RPP”) is applied to any equipment rented from us (either upon a customer’s purchase of the RPP or being automatically applied on the equipment in lieu of a valid certificate of insurance), the customer will, subject to certain terms and conditions, only be held responsible for the first $1,000 of any loss or damage to each piece of the rented equipment. Although we maintain insurance customary for our business activities, including general liability, workers’ compensation, and vehicle liability insurance coverage, covering such risks and in such amounts that we believe are commercially reasonable to prevent losses from reasonably foreseeable events, our coverage may not be adequate to protect us against such exposure. Events may occur that result in losses for which no insurance is available or which exceed the coverage limits of the insurance that we maintain and risks may exist or arise for which insurance is not available on commercially reasonable terms.
Moreover, in the event that insurance coverage does apply, we will bear a portion of the associated losses through the application of deductibles and self-insured retention in the insurance policies. For a company of our size, such deductibles or self-insured retention could be substantial. There is also no assurance that insurance policies of these types will be available for purchase or renewal on commercially reasonable terms, or at all, or that the premiums and deductibles under such policies will not substantially increase, including as a result of market conditions in the insurance industry.
If we were to incur one or more liabilities that are significant, individually or in the aggregate, where we are not fully insured, that we self-insure against or that our insurers dispute, it could have a material adverse effect on our financial condition. Even with adequate insurance coverage, we still may experience a significant interruption to our operations as a result of third-party claims or other losses arising from our operations. Furthermore, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost.
Litigation could have a material adverse impact on our results of operations and financial condition.
We are subject to litigation from time to time. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. While we have general liability insurance, it might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements), or at all. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation, or even the burdens of litigation or potential threat of liability, could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could materially adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively affect our business. See “—Our products and services may infringe or be alleged to infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products and services. Moreover, from time to time we may hire employees previously employed by competitors, which may subject us to claims that such employees have wrongfully divulged intellectual property or confidential information belonging to such competitors.”
Environmental, health, and safety laws and regulations and the costs of complying with them, or any change to them impacting our markets, could materially adversely affect our financial position, results of operations, and cash flows.
Our operations are subject to numerous national, state, and local laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality, and matters of workplace safety. Under certain of these laws and regulations, we may be liable for, among other things, the cost of investigating, remediating and monitoring contamination at our current or former sites as well as third-party sites, including sites to which we have sent hazardous wastes for disposal or treatment. Liability under these laws and regulations may be imposed on a joint and several basis and without regard to fault. Authorities could impose fines, suspend production, alter our manufacturing processes, or stop, suspend or otherwise restrict our operations if we do not comply with these regulations. We may also be subject to third-party claims, including claims for clean-up costs, personal injury or property damage under these laws and regulations. We use hazardous materials to clean and maintain equipment, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from storage tanks at certain of our locations. We also indemnify various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated by us, our financial position, results of operations, and cash flows could be materially adversely affected, depending on the magnitude of the cost. Furthermore, any claims asserted against us in the future may not be covered by insurance. Even if covered, the amount of insurance may be inadequate to cover any adverse judgment. Fines and other sanctions imposed on us for environmental violations and expenses we incur to remedy or comply with environmental regulations would decrease our cash reserves and could harm our profitability. In addition, environmental, health and safety laws and regulations and the interpretation and enforcement of such laws and regulations are subject to change. We may incur additional costs in complying with new or more stringent or comprehensive environmental, health and safety regulations that are promulgated in the future, including in relation to climate change regulations, which could materially affect our operating results.
Any future outbreak of disease or pandemic, and the measures taken in response thereto, may have an adverse impact our business, results of operations, and financial condition.
Any future outbreak of disease or pandemic, and the actions public health authorities and governments take in response, could result in significant reductions in the demand for our equipment and services, interruptions to our supply chains and general economic volatility and uncertainty in U.S. and international financial markets. Any of these consequences could adversely affect our business, results of operations, and financial condition and could adversely affect our access to capital markets and investment activity, negatively affecting the availability of capital, the terms and conditions of financing arrangements, and the related costs of such financing.
Climate change and legal or regulatory responses thereto may have a material negative impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to the concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant change in weather patterns around the globe, increase the frequency and severity of natural disasters, and exacerbate water scarcity in regions where we operate. Such climate effects may negatively affect our capability to provide and deliver equipment that meets the safety and functional expectations of our customers as well as the health and safety of our employees.
Increased frequency or duration of extreme weather conditions could impact our business and the demand for our equipment and services. In addition, in an effort to support their own sustainability initiatives, our customers may require our rental equipment to meet certain standards, such as using renewable fuel or being powered by electricity.
If we are unable to rent or sell equipment that meets such standards or such other expectations of our customers, or if we are unable to pass along to customers the increased costs of meeting such standards or expectations, our business and results of operations could be materially adversely affected.
In addition, the legislative and regulatory authorities in the U.S. and internationally have considered and adopted, and likely will continue to consider and adopt, numerous measures related to climate change and greenhouse gas emissions, including greenhouse gas emissions disclosure requirements and other laws and regulations affecting our end markets, such as oil, gas, and other natural resource extraction. For example, new disclosure obligations related to greenhouse gas emissions, such as California’s Climate Corporate Data
Accountability Act, Climate-Related Financial Risk Act or the Voluntary Carbon Markets Disclosure Act, or other disclosure regimes may become applicable to our operations and may increase our reporting obligations and our costs. Such current and potential future laws and regulations could affect demand for our services and offerings, increase the cost to operate our fleet, and materially adversely affect our business. Failure to comply with any legislation or regulation could result in fines and civil or criminal sanctions, and any such legislation or regulation may require us to implement operational changes that may require substantial expenditures or may otherwise adversely impact our current operations. At the same time, the federal government and other regulatory authorities have been considering and adopting initiatives to rollback restrictions on greenhouse gas emissions and regulations targeting climate change, and may continue to do so.  The impact of diverging regulatory developments relating to climate change on our operations, our suppliers and the markets we serve is uncertain.
Climate change, diversity, equity, and inclusion, and other sustainability and corporate responsibility issues have become an area of heightened focus and debate among certain stakeholders, including investors, customers, employees, regulators, and the general public in the U.S. and abroad. In particular, companies face evolving rules, regulations, and expectations with respect to their practices, disclosures, and performance in relation to these topics.
This may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, and contracting), and impact our reputation or otherwise affect our business performance.
Further, some investors are placing a greater emphasis on sustainability and corporate responsibility issues when evaluating investment opportunities. If we are unable to implement and operate our business consistent with our sustainability and corporate responsibility objectives or provide sufficient disclosure about our sustainability and corporate responsibility practices, some investors may not view us as an attractive investment, which could have a negative effect on our financing resources and business. In addition, regulatory authorities, customers, investors and other stakeholders may take conflicting approaches to sustainability and corporate responsibility issues. For example, there is an increasing number of federal and state-level initiatives in the U.S. aimed at restricting or otherwise discouraging sustainability and corporate responsibility-related initiatives, and these may conflict with other regulatory requirements of other jurisdictions or our various stakeholders’ expectations. We may not be able to meet these conflicting expectations and requirements with respect to sustainability and corporate responsibility, which could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our stakeholders, and subject us to legal and operational risks.

Damage to our reputation could significantly harm our businesses, competitive position, and prospects for growth.
Our ability to attract and retain investors, customers, and employees could be adversely affected by damage to our reputation resulting from various sources, including sustainability and corporate responsibility related issues;
employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service, and quality; compliance failures; unethical behavior; unintended breach of confidential information; and the activities of our customers and commercial partners. Our business may face increased scrutiny related to these items, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, financial performance, and growth.
We may decide to pursue additional strategic transactions, which could be difficult to identify and implement, and could disrupt our business or change our business profile significantly.
We have in the past acquired other companies and may in the future decide to grow through additional acquisition of other companies or service lines of other businesses that either complement or expand our existing business and we may consider the divestiture of some of our businesses. Any acquisitions or divestitures we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-
Scott-Rodino Act. We cannot assure you that we will be able to identify suitable transactions and, even if we are able to identify such transactions, that we will be able to consummate any such acquisitions or divestitures on acceptable terms. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms and any future acquisitions may result in significant transaction expenses and risks associated with entering new markets. Any future acquisitions or divestitures we pursue may involve a number of risks, including some or all of the following:
•the diversion of management’s attention and financial resources from our core business;
•the disruption of our ongoing business;
•inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;
•inaccurate assessment of undisclosed liabilities;
•potential known and unknown liabilities of the acquired or divested businesses for infringement, misappropriation or other violation of intellectual property rights or other claims and lack of adequate protections or potential related indemnities;
•the inability to integrate our acquisitions without substantial costs, delays or other problems;
•difficulty in assimilating the operations, products, technologies, and personnel of an acquired company, or acquired assets, within our existing operations, including the consolidation of corporate and administrative functions;
•operating inefficiencies that have a negative impact on profitability;
•the loss of key customers or employees of the acquired or divested business;
•the potential adverse effect on our existing business relationships with suppliers and other third parties;
•increasing demands on our operational systems;
•the integration of information systems and internal control over financial reporting;
•failure to achieve anticipated synergies or to receive an adequate return on the capital investment associated with the acquired or divested business; and

•possible adverse effects on our reported results of operations or financial position, particularly during the first several reporting periods after an acquisition or divestiture is completed.
Any acquired entities or assets may not enhance our results of operations. Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from such integration or that we will realize such benefits within the expected time frame. Any acquisition also may cause us to assume liabilities, record goodwill and other intangible assets that will be subject to impairment testing and potential impairment charges, incur potential restructuring charges and increase working capital, and capital expenditure requirements.
If we were to undertake a substantial acquisition, the acquisition likely would need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or with other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, given our substantial indebtedness and restrictions in the terms of our indebtedness that may limit the additional indebtedness that we may incur or the acquisitions that we may pursue, which may make it difficult or impossible for us to obtain financing for acquisitions. In connection with these acquisitions or investments, we could incur debt, interest expense, amortization expenses related to intangible assets, assume liabilities, or issue stock that would dilute our current shareholders’ percentage of ownership.
A significant divestiture would, in the short term, result in loss of revenues and possibly earnings, and could require the amendment or refinancing of our outstanding indebtedness or a portion thereof. Further, to the extent that we agree to accept payment of all or a portion of the sale price over time, we will bear the risk that the portion of the price that is not paid at closing may be uncollectible. In addition, in connection with any divestiture, we may agree to retain obligations related to the business or assets sold and we may agree to indemnify the purchaser for outstanding liabilities or with respect to the representations, warranties or covenants included in the definitive agreement between the parties. These retained obligations and indemnification obligations could result in significant costs and expenses.
We have a substantial amount of indebtedness, which could adversely affect our financial condition and ability to operate our business.
As of December 31, 2025, we had approximately $3.3 billion of long-term debt outstanding, including borrowings under an asset-based revolving credit facility, issuances of senior secured second lien notes, and notes payable, and equipment financing lines of credit with various institutions. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, business development, and other purposes;
•compromise our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, due to our high level of debt and the restrictive covenants in the credit agreement that governs the asset-based lending facility (the “ABL Credit Facility,” which replaced our prior asset-based lending facility (the “ABL Facility”) on November 26, 2025), and the indentures governing our outstanding notes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes;

•prevent us from raising the funds necessary to repurchase all the notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the agreements governing such indebtedness; and
•limit our ability to redeem, repurchase, decrease or otherwise acquire or retire for value any subordinated indebtedness we may incur.
These restrictions could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.
Additionally, the agreements governing our indebtedness contain covenants that restrict our ability to, among other things, incur additional indebtedness, make certain investments, enter into certain types of transactions with affiliates, sell or acquire certain assets or merge with or into other companies, use assets as security in other transactions, and maintain specified financial ratios or other financial metrics. A breach of one or more of these covenants could result in adverse consequences that could negatively affect our business, results of operations, and financial position. These consequences may include the acceleration of amounts outstanding under certain of our credit facilities, triggering an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities. For additional information on the restrictive covenants in the credit agreement that governs the ABL Credit Facility and the indentures governing our outstanding notes, see “Management’s Discussion and
Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our Class A common stock, and, in the case of equity and equity-linked securities, our existing shareholders may experience dilution.
Interest rate fluctuations may have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Indebtedness under our ABL Credit Facility bears interest at variable rates and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
We rely on our cash flows from operations and financing activities to provide us with sufficient working capital to operate our business and finance our growth strategies.
Historically, we have relied upon our cash flows from operations and financing activities to provide us with adequate working capital to operate our business. Moreover, our growth rate depends, to a large degree, on the availability of adequate capital to fund the expansion of our product offerings and market penetration, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. To the extent we become more dependent upon our credit facilities to fund our operations, if our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs or growth strategies and we may need to secure additional capital or financing to fund our working capital requirements, to repay outstanding debt under our credit facilities and notes or to finance our growth strategies. We can make no assurance that we will be successful in ensuring the availability of amounts under our credit facilities when they are needed or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. In the event we do not have available cash balances on hand for funding future operations, and if we are not able to maintain our borrowing availability under our credit facilities at that time and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to promote the sale of our products or to curtail our operations.
We are making investments in new offerings and technologies, and expect to increase such investments in the future. These new investments are inherently risky, and we may never realize any expected benefits from them.
We have made investments to develop new offerings and technologies, including the software underpinning our telematics business, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products, and offerings. For example, we believe that our T3 platform will be an important part of our offerings over the long term, and if we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our investments.
There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and offerings developed by others will render our products and offerings noncompetitive or obsolete. For example, some of our competitors are making investments into developing their own technology platforms. Further, our development efforts with respect to new products, offerings and technologies could distract management from current operations, and will divert capital and other resources from our more established products, offerings and technologies. Even if we are successful in developing new products, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new products, offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition, operating results, and prospects may be harmed.
Our collective bargaining agreements and our relationship with our union-represented employees could disrupt our ability to serve our customers, or lead to higher labor costs.
Certain of our employees are represented by unions and covered by collective bargaining agreements. Various unions occasionally seek to organize certain of our nonunion employees. Union organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements could lead to higher labor costs or adversely affect our productivity and operational flexibility.
Our products and services may infringe or be alleged to infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products and services. Moreover, from time to time we may hire employees previously employed by competitors, which may subject us to claims that such employees have wrongfully divulged intellectual property or confidential information belonging to such competitors.
Companies in technology-oriented industries face the threat of intellectual property infringement claims with respect to the technology they employ, both from their competitors as well as other patent and trademark holders, including “non-practicing entities,” seeking to profit from royalties generated from intellectual property litigation and licensing. Many companies in these industries, including some of our competitors, have patent and other intellectual property portfolios, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent or other intellectual property infringement.
We have received and may in the future continue to receive notices that claim we have infringed, misappropriated or otherwise violated third parties’ intellectual property rights. We have been involved in one patent infringement lawsuit, which was decided in our favor in late 2021. As we face increasing competition and gain an increasingly high profile, we could face additional patent and other intellectual property claims against us. There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot assure you that we will not in the future be the subject of claims with respect to alleged infringements or violations of third-party intellectual property rights or that we will not be held to have infringed or violated such rights. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate, could divert our management’s attention and other resources,

and could hurt goodwill associated with our brand. These claims may also subject us to significant liability for damages and may result in us having to stop using technology, content, branding, or business methods found to be in violation of another party’s rights, including our T3 platform in the manner in which it is currently used within our
Company or made available to customers, or require us to modify our technologies to avoid infringement. Making such modifications may not be commercially feasible, and regardless, may require us to incur significant time and expense. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, payment of damages, ongoing royalty payments and significant settlement payments, including to satisfy indemnification obligations, or may require us to enter into costly royalty or licensing agreements, if available. Such results could have a materially adverse effect on our business and financial performance. Further, certain adverse outcomes of such proceedings could adversely affect our ability to compete effectively in existing or future businesses.
The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to
us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to modify or cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required or choose to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and if available may significantly increase our operating costs and expenses. As a result, we may be required to develop or procure alternative non-infringing technology, content, branding, or business methods, which could require significant effort and expense, and make us less competitive. If we cannot license or develop alternative technology, content, branding, or business methods for any allegedly infringing aspect of our business, we may be required to discontinue our use of the technology, including our T3 platform, or we may be prevented from operating our business in certain jurisdictions, which may hinder our ability to compete effectively. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition, and operating results.
We employ certain individuals who were previously employed at other construction rental and technology companies, including our competitors or potential competitors. We have been, and may continue to be in the future, subject to claims that our employees, consultants, collaborators, advisors or independent contractors have inadvertently or intentionally used or disclosed confidential information of these third parties. Litigation has been, and may continue to be, necessary to defend against these claims. For example, we are involved in litigation matters across the U.S. alleging misappropriation of trade secrets. These claims are costly to defend against, may result in significant costs if decided against us, may divert our resources or management’s time away from our operations, and may have an adverse effect on our ability to operate and grow our business. Even if we are successful in defending against such claims, the litigation will continue to result in meaningful legal costs and may be a distraction to management and other employees. See “—Litigation could have a material adverse impact on our results of operations and financial condition.”
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
We rely on a combination of patent, trademark, copyright, trade secret, and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights, both in the U.S. and in other jurisdictions. Because of the differences between
U.S. and foreign laws, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Our ability to compete effectively depends in part on the maintenance of our intellectual property portfolio, and accordingly, our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could harm our business, financial condition, and results of operations.
We have applied for patents in the U.S. and other jurisdictions, some of which have been issued and some of which are pending. We cannot guarantee that any of our pending applications will be approved or that our existing and future patent rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, re-design our affected products and services. Moreover, we may not file patent applications in all of the jurisdictions where protection will ultimately be desirable. If we fail to timely file a patent application in a jurisdiction, we may be precluded from doing so at a later date. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. In countries where we have not applied for patent protection or where effective patent protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be infringed or otherwise violated, or that our competitors will be able to commercialize technology that is similar to our own. Even in jurisdictions where we own patents, we cannot assure you that competitors will not infringe them, that we will detect any infringement, or that we will have adequate resources to enforce such patents against any such infringement.
To protect our unregistered intellectual property, including our trade secrets and know-how, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees and independent contractors. We also require other third parties who may have access to our proprietary technologies and information to enter into non-disclosure agreements or to be bound by professional, fiduciary, or other contractual obligations requiring the applicable third party to protect our trade secrets, proprietary know-how and other confidential information. Such measures, however, provide only limited protection, and we cannot assure you that our confidentiality and non-disclosure agreements will prevent unauthorized disclosure or use of our confidential information, especially after our employees or third parties end their employment or engagement with us, or provide us with an adequate remedy in the event of such disclosure. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how or trade secrets, and such agreements may be insufficient or breached. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-
how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. Additionally, employees, independent contractors and other third parties may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Furthermore, competitors or other third parties may independently discover our trade secrets, copy or reverse engineer our products or portions thereof, or develop similar technology. While our proprietary software may be protected under copyright law, we have chosen to primarily rely on trade secret protection to protect our proprietary source code, including the code of our T3 platform.
We rely on our trademarks to distinguish our products and services from those of our competitors, and have registered and applied to register some of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, seek to cancel our trademark registrations, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors or other third parties will not infringe our trademarks or otherwise engage in unfair competition, or that we will have adequate resources to enforce our trademarks.
If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed, misappropriated or otherwise violated, our business, results of operations or financial condition could be materially harmed.
In the future, we may need to take legal action to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or from improperly accessing or using our technology. Protecting and enforcing our intellectual property rights and defending their validity, enforceability and scope from counterattacks could result in significant litigation costs and require significant time and attention from our technical and management personnel, which could significantly harm our business. In addition, the outcome of litigation is inherently uncertain, and we may not prevail in such proceedings. Proceedings may also result in our intellectual property rights being found invalid or unenforceable, which would prevent us from asserting them against third parties in the future. An adverse outcome of any such proceeding may reduce our competitive advantage or otherwise harm our financial condition and our business. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary or confidential information, which could in turn harm our business, financial condition, or results of operations. Some of our products rely on third-party technologies including open source software, which could result in product incompatibilities or harm availability of our products and services.
We license software, technologies, and intellectual property underlying some of our software from third parties.
The third-party licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software and technologies may not be appropriately supported, maintained, or enhanced by the licensors.
Some software licenses are subject to annual renewals at the discretion of the licensors. In some cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. The loss of licenses to, or inability to support, maintain, and enhance, any such third-party software or technology could result in increased costs, or delays in software releases or updates, until such issues have been resolved. To resolve these issues may require us to replace third-party software or technology used in our software, which could result in loss of functionality, reliability or quality. This could have an adverse effect on our business, financial condition, and results of operations.
We also incorporate open source software into some of our products and expect to use open source software in the future. Although we monitor our use of open source software, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market our products, sell our products or develop new products, including requirements that we disclose our source code to licensees and other users, permit others to create derivative works of our proprietary software, and preclude us from charging fees to our licensees and end-
users. In such event, we could be required to seek alternative licenses from third parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products, or to discontinue certain services in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business. We also may face claims from third parties claiming ownership of, or demanding the release or license of, what we believe to be open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. Public release of our proprietary source code could allow our competitors to create similar products with less development time and effort.
Our use of third-party open source software may subject us to litigation or otherwise adversely affect our ability to offer our products and offerings.
We use third-party open source software in connection with the development of our T3 platform. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require licensors of proprietary software incorporating or otherwise using open source software who distribute the combined software or make it available across a network, including on a SaaS basis, to make available all or part of such combined software in source code form, or to make available modifications or derivative works to such open source software, which in some circumstances could include valuable proprietary source code. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we have not run a complete open source license review and may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Furthermore, there is an increasing number of open source software license types, many of which have not been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code, purchase a costly license, expend substantial time and resources to re-engineer some or all of our software, or be restricted from using all or a portion of our source code or software on an interim or permanent basis.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our T3 platform. Additionally, because any software source code that we make available under an open source license or that we contribute to existing open source projects becomes publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we would be unable to prevent our competitors or others from using such contributed software source code. Any of the foregoing could be harmful to our business, financial condition, or operating results and could help our competitors develop products and offerings that are similar to or better than ours.
Our use of AI could expose us to liability or adversely affect our business.
We use AI, which includes machine learning and similar tools and technologies, in connection with our business, and intend to continue investing in this area. For example, we use third-party large language models in features of our T3 platform. We expect that increased investment will be required in the future to continuously improve our use of AI. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying these technologies and there can be no assurance that such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
We use third-party AI technologies, including third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Use of third-party AI technologies presents other risks as well. For example, if the models underlying the AI technologies we use are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
Our developers and software engineers use industry-standard tools, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI tools we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party
AI tools to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.

Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party
AI-powered software for other purposes in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the U.S., a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems are trained and may affect our ability to develop our AI-powered products and solutions. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools used in our business, or if we experience cybersecurity incidents in connection with our use or any third party’s use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
The regulatory framework for AI and similar technologies, and automated decision making, is changing rapidly.
Many federal, state and foreign government bodies and agencies have introduced laws and regulations relating to AI.
In the U.S., the Trump administration has rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and administrative policies relating to AI technologies, or may implement new executive orders and other rule making relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency finalized regulations under the CCPA regarding the use of automated decision-making. California has also enacted numerous laws that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure, and commercialize AI technologies in the future.
It is possible that new laws and regulations will be adopted in the U.S.  and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our products and solutions and the way in which we use AI and similar technologies. Laws and regulations may be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others.
We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and solutions, and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition, and results of operations.
We have operations throughout portions of the U.S., which exposes us to multiple state and local regulations, in addition to federal law and requirements as a government contractor. Changes in applicable law, regulations, executive orders, directives or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
We have operations across the U.S., exposing us to a host of different state and local regulations, in addition to federal law and regulatory, and contractual requirements. These laws and requirements address multiple aspects of our operations, such as worker safety, environmental concerns, privacy, employee rights and more, and there are often different and potentially conflicting requirements in different jurisdictions. These various government regulations impact our operating costs, profit margins and our internal organization and operation of our business.
Furthermore, we have rental contracts with governmental entities and are subject to additional rules, regulations and approvals applicable to government contractors. We are also subject to routine audits to assure our compliance with these requirements. Our failure to comply with these regulations, rules and approvals could result in the imposition of penalties and the loss of our government contracts and disqualification as a U.S. government contractor. As a result, our revenues, profit and cash flow could be reduced. Changes in these requirements, or any material failure by our branches to comply with them, could increase our costs, affect our reputation, limit our business, drain management time and attention, and otherwise impact our operations in adverse ways. While rental contracts with governmental entities are currently a de minimus amount of our business today, we expect they will increase over time.
We are subject to various laws, regulations and other requirements regarding our processing of personal information, and compliance with such laws and regulations is costly and time consuming. Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, prospects, financial condition, and results of operations.
Our collection, processing, distribution, and storage of personal information is subject to a variety of laws and regulations, which could limit the way we market and provide our products and services. Compliance with these data privacy and security requirements is rigorous and time-intensive and may increase our cost of doing business and, despite these efforts, there is a risk that we fail to comply and may become subject to government enforcement actions, fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition, and results of operations. In addition, the regulatory framework for the handling of personal and confidential information is rapidly evolving and is likely to remain uncertain for the foreseeable future as new privacy laws are being enacted globally and existing laws are being updated and strengthened.
Moreover, we may be considered a “user” of consumer reports provided by consumer reporting agencies under the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (collectively, “FCRA”).
FCRA regulates and protects consumer information collected by CRAs and imposes specific obligations on “users”
of consumer reports. Such obligations may include notifying consumers when such reports are used to make an adverse decision and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent. FCRA also grants consumers specific rights, including the right to know what is in their file, ask for a credit score, dispute incomplete or inaccurate information, limit prescreened offers of credit and insurance they receive based on their credit report, and obtain a security freeze.
States are introducing or enhancing data privacy and security laws, rules and regulations, which could increase our compliance costs, and the risks associated with noncompliance. For example, the California Consumer Privacy
Act as amended by the California Privacy Rights Act (collectively, the “CCPA”) broadly defines personal information and requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices. The CCPA also gives California residents expanded privacy rights and protections, such as affording them the right to opt out of certain data sharing with third parties, right to access and request deletion and correction of their information and provides a new cause of action for certain data breaches. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. The law also prohibits covered businesses from discriminating against California residents (for example, charging more for services) for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations. The enactment of the CCPA has prompted a wave of similar legislative development in numerous U.S. states. For example, since the CCPA went into effect, general data privacy statutes that share similarities with the CCPA are now in effect and enforceable in over a dozen states, and will soon be enforceable in several other states as well. In addition, all 50 states have laws including obligations to provide notification of cybersecurity breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of the CCPA and other laws, and regulations relating to data protection, privacy and information security, as well as their enforcement, remain unclear and we may be required to modify our practices in an effort to comply with them. In addition, laws, regulations, and standards covering marketing, advertising, and other activities conducted by email, mobile devices, and the internet are applicable to our business. We have also received one or more claims of violation of the California Invasion of Privacy Act, though none resulting in significant liability or expense.
We cannot yet fully determine the impact these or future laws, rules and regulations concerning data privacy and security may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices.
Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Compliance with data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts and restrict our ability to collect, use, and disclose data. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are still uncertain, and often contradictory and in flux, it is possible that the scope and requirements of these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. Failure or perceived failure to comply with data privacy and security laws, rules and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation (including class actions) or adverse publicity and could negatively affect our results of operations and business. Claims that we have violated individuals’ privacy rights, failed to comply with data privacy and security laws, rules and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could increase our operation costs, impact our financial performance and adversely affect enrollments.
The failure of financial institutions, including banks, and market intervention by banking regulators in response to such events may have an adverse impact on our business.
The failure of banks and other financial institutions and market intervention by banking regulators with respect to such events, including through the introduction of legislation or regulation, may adversely affect our access to capital and have a negative impact on our operational and financial results. A failure of financial institutions may also increase the possibility of a sustained deterioration of financial market liquidity and an increase in systemic risk in the national and international banking industry. If a bank with which we hold deposits were to fail or become distressed, we may incur financial losses where deposits are held in excess of Federal Deposit Insurance Corporation limits, or other, insured limits, which may affect our ability to pursue key strategic initiatives, obtain funding or continue operations. Further, if our commercial partners, insurers, customers, suppliers, or other parties on whom we rely are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
We are required to comply with various regulatory and reporting requirements, including those required by the
SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our business, financial condition, and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the
Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational, and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, because we have not operated as a company with publicly traded common stock in the past, we might not be successful in implementing these requirements.
Our ability to use our net operating losses and certain other tax attributes to offset future taxable income may be subject to certain limitations.
As of December 31, 2025, we have accumulated federal net operating loss carryforwards (“NOLs”) of $1,555 million, of which $1,538 million have an indefinite carryforward period, while the remainder expire in 2037. We have also accumulated, as of December 31, 2025, NOLs in various states, a portion of which will expire by 2043.
The deferred tax assets recorded associated with accumulated federal and state NOLs was $357 million as of
December 31, 2025. In addition, as of December 31, 2025, we have disallowed interest expense carryforwards under
Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) (“Section 163(j)
carryforwards”), of approximately $528 million ($111 million tax effected). Under the current tax law, federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. These federal and state NOLs may be available to offset income tax liabilities in the future. In addition, we may generate additional NOLs in future years.
In general, under Section 382 of the Code (“Section 382”), a corporation that undergoes an “ownership change”
is subject to limitations on its ability to utilize its pre-change NOLs and Section 163(j) carryforwards to offset future taxable income. For this purpose, an ownership change generally means a more than 50 percentage point change in the ownership of a corporation by one or more shareholders or specified groups of shareholders, each of which owns
5% or more of the corporation (determined after the application of certain attribution and grouping rules) over a three-year period. Although we do not believe that any of our NOLs or Section 163(j) carryforwards are currently subject to limitation under Section 382, future changes in our stock ownership, and some of which may be outside of our control, could result in an ownership change under Section 382, which could limit our ability to use our existing or future NOLs and Section 163(j) carryforwards to offset future taxable income.
Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial condition and results of operations.
We are subject to various types of tax arising from normal business operations in the jurisdictions in which we operate and transact. Any changes to local, domestic or international tax laws and regulations, or their interpretation and application, including those with retroactive effect, could affect our tax obligations, profitability, and cash flows in the future. In addition, tax rates in the various jurisdictions in which we operate may change significantly due to political or economic factors beyond our control. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. In addition, the taxing authorities in the U.S. and other jurisdictions where we do business regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. We continuously monitor and assess proposed tax legislation that could negatively affect our business.

Risks Related to Our Class A Common Stock
The dual class structure of our common stock and the ownership of Class B common stock by our Co-Founders will have the effect of concentrating voting control with our Co-Founders for the foreseeable future, which will limit or preclude your ability to influence corporate matters.
In connection with the Company’s initial public offering completed on January 26, 2026, and the Company’s amended and restated certificate of formation, bylaws, and investors’ rights agreement, our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. Holders of shares of our Class B common stock will vote together with holders of our Class A common stock as a single class on all matters on which shareholders are entitled to vote generally, except as otherwise set forth in our amended and restated certificate of formation or as required by applicable law. Our Co-Founders will beneficially own all shares of Class B common stock then outstanding. As a result, our Co-Founders hold approximately 85% of the total voting power of our outstanding common stock. Our Co-Founders have agreed to vote together as a group. As a result, our Co-Founders together control a majority of the total combined voting power of our outstanding common stock and therefore control all matters submitted to the holders of our common stock for approval, including elections for directors, mergers or acquisitions, asset sales and other significant transactions, so long as the Class B common stock remain outstanding. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, our Co-Founders control the amendments of our amended and restated certificate of formation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future, subject to the terms of any preferred stock then outstanding. This control may materially adversely affect the market price of our
Class A common stock.
Further, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or which may not be aligned with your interests. The holders of our
Class B common stock are also entitled to a separate vote in the event we seek to amend our amended and restated
certificate of formation in a manner that adversely affects the holders of our Class B common stock.
Our dual class structure may depress the trading price or liquidity of our Class A common stock.
Our dual class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers restrict inclusion of companies with multiple class share structures in certain of their indexes. In addition, certain proxy advisory firms oppose the use of dual or multiple class structures. As a result, the multiple series structure of our common stock may prevent the inclusion of our Class A common stock in certain indices and may cause proxy advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, which could result in a less active trading market for our Class A common stock and adversely affect the value of our Class A common stock. In addition, the difference in the voting rights of the various series of our common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the superior voting power of our Class B common stock.
Our stock price may fluctuate significantly, and may decline regardless of our operating performance.
The trading price of our Class A common stock may be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products and services by us or our competitors;
•failure of securities analysts to initiate or maintain coverage of us or the issuance of new or changed securities analysts’ reports or recommendations;

•variance in our financial performance from estimates of securities analysts or the expectations of investors;
•investor perceptions of us and the industries in which we or our clients operate;
•sales of large blocks of our stock, including those by our existing investors;
•additions or departures of key personnel;
•regulatory developments;
•litigation and governmental investigations; and
•economic and political conditions or events.
These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
The trading market for our Class A common stock will also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Some provisions of Texas law and our amended and restated certificate of formation and amended and restated
bylaws may deter third parties from acquiring us.
Our amended and restated certificate of formation and amended and restated bylaws, among other things:
•provide for two classes of common stock with disparate voting power, the Class A common stock and the
Class B common stock that provide the holders thereof with the ability to control the outcome of matters requiring shareholder approval, even though such holders own significantly less than a majority of the shares of our outstanding common stock;
•authorize the issuance of “blank check” preferred stock that could be issued by the Company’s Board of
Directors (the “Board”) to prevent a takeover attempt;
•authorize the classification of our Board into separate classes of directors to be elected on a staggered basis
(except that prior to the date where each share of Class B common stock automatically converts automatically into one share of Class A common stock (the “Sunset Date”), our Board will consist of a single class of directors each serving one year terms);
•prohibit shareholders from calling special meetings of shareholders (except that prior to the Sunset Date, special meetings of shareholders may be called by shareholders holding a majority of the combined voting power of our then-outstanding common stock);
•prohibit shareholder action by written consent, thereby requiring all actions to be taken at a duly called meeting of the shareholders (except that prior to the Sunset Date, shareholder actions may be taken by written consent in lieu of a meeting);
•require the approval of holders of at least 75% of the total combined voting power of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of formation (except that prior to the Sunset Date, such amendments require only the affirmative vote of a majority of the voting power of our outstanding shares of stock entitled to vote thereon); and
•provide for notice procedures that shareholders must comply with in order to nominate candidates to our
Board or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions may prevent our shareholders from receiving the benefit from any premium to the market price of our Class A common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our amended and restated certificate of formation and amended and restated bylaws may also make it difficult for shareholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant voting power that our Co-Founders hold, could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. These provisions may facilitate management and board entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.
Texas law may delay or prevent a change in control, and may discourage bids for our Class A common stock at a premium over its market price.
We are subject to the provisions of Sections 21.601 through 21.610 of the Texas Business Organizations Code
(“TBOC”). These provisions prohibit large shareholders, in particular a shareholder owning 20% or more of the outstanding voting stock, from consummating a merger or combination with a corporation during the three-year period following their corresponding acquisition of 20% or more of the outstanding voting stock unless this shareholder receives board approval for the transaction or the share acquisition or 66 2/3% of the shares of voting stock not owned by the shareholder approve the merger or transaction. These provisions of Texas law may have the effect of delaying, deferring or preventing a change in control, and may discourage bids for our Class A common stock at a premium over its market price. These provisions do not apply to our Co-Founders.
Our amended and restated certificate of formation provides that the Business Court in the First Business Court
Division of the State of Texas will be the exclusive forum for substantially all disputes between us and our shareholders (excluding claims under the federal securities laws), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of formation provides that, unless we consent in writing to the selection of an alternative forum, the Business Court in the First Business Court Division of the State of Texas will be the exclusive forum for the following types of actions or proceedings under Texas statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees, or shareholders to us or our shareholders;
•any action asserting a claim arising pursuant to any provision of the TBOC or our amended and restated
certificate of formation and amended and restated bylaws;
•any action asserting a claim governed by the internal affairs doctrine; and
•any action asserting an “internal entity claim” as defined in the TBOC.
Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. However, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or Exchange Act.

This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents, or our other shareholders, may discourage such lawsuits against us and such other persons, and may result in increased costs for a shareholder to bring a claim. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs.
Texas law and our amended and restated certificate of formation include provisions that may limit shareholders’
ability to bring a cause of action against our directors or officers for certain acts or omissions in their capacity as directors or officers of the Company.
The TBOC and our governing documents include certain provisions that may limit our shareholders’ ability to bring certain derivative claims against our officers and directors. For example, the TBOC permits corporations to request a court, at the start of a transaction (including related party transactions) or investigation of a derivative claim, to judicially determine the independence and disinterestedness of directors on special committees reviewing transactions or individuals on panels reviewing derivative claims. Future challenges to independence or disinterestedness would require new facts.
In addition, Section 21.419 of the TBOC sets forth certain presumptions concerning compliance by directors and officers with respect to their duties to a corporation, including the duty of care and duty of loyalty as those duties pertain to transactions with interested persons. Specifically, in taking or declining to take any action on any matters of a corporation’s business, Section 21.419 provides that a director or officer is presumed to have acted (i) in good faith, (ii) on an informed basis, (iii) in furtherance of the interests of the corporation and (iv) in obedience to the law and the corporation’s governing documents. These provisions are described as codifying the “business judgment rule.” In order to succeed in a cause of action against a director or officer, the Company or a shareholder must rebut one or more of the foregoing presumptions and prove the director or officer’s act or omission constituted a breach of duty as a director or officer and that such breach involved fraud, intentional misconduct, an ultra vires act or a knowing violation of law.
The TBOC contains provisions restricting our shareholders from inspecting certain corporate books and records unless they have held our shares for six months or own 5% of our standing shares.
Section 21.419 applies to a corporation that has a class or series of voting shares listed on a national securities exchange or includes within its organizational documents an affirmative election to be governed by such section. In our amended and restated certificate of formation, we have affirmatively elected, in the manner provided under the
TBOC, to be governed by Section 21.419 and any successor provision thereto.
We are a “controlled company” within the meaning of Nasdaq’s corporate governance standards and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Co-Founders have agreed to vote together as a group and control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including those that would otherwise require our Board to be composed of a majority of independent directors or to establish a compensation committee and nominating committee comprised entirely of independent directors. While the majority of our Board are independent directors and our compensation committee is comprised entirely of independent directors, our nomination committee is not composed entirely of independent directors. As such, you do not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

We do not anticipate paying and may not be able to pay any cash dividends to common shareholders in the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock. In addition, so long as 1,561,801 shares of our perpetual preferred remain outstanding, no dividend or distribution shall be declared or paid on our common stock without the prior consent of holders of a majority of the then-outstanding shares of perpetual preferred. Moreover, the terms of existing or future debt agreements may preclude us from paying dividends to common shareholders. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.
Additional stock issuances could result in significant dilution to our shareholders.
We expect to issue additional capital stock in the future that will result in dilution to all other shareholders. For example, we have granted, and expect to continue to grant, equity awards to employees, directors, and consultants under our equity incentive plans. Any issuances of common stock resulting from the exercise of outstanding stock options would be dilutive to holders of our Class A common stock. We may also raise capital through equity financings in the future. In addition, as part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. The amount of dilution as a result of any of these issuances could be substantial and cause the trading price of our Class
A common stock to decline.
We have 7,809,003 shares of our perpetual preferred stock and 5,951,709 shares of our perpetual-1 preferred stock outstanding, and the holders of the perpetual preferred retain rights that could impact the value of our
Class A common stock and impact our business and operations.
As of December 31, 2025, 7,809,003 shares of our perpetual preferred stock and 5,951,709 of our perpetual-1 preferred stock are outstanding and retain rights that could impact the value of our Class A common stock and impact our business and operations. In the event of our liquidation, dissolution, or winding up, the holders of our perpetual preferred will be entitled to receive out of the net assets legally available for distribution to shareholders, after the payment of all of our debts and other liabilities, prior and in preference to any distribution of any assets to holders of our Class A common stock, an amount per share equal to the sum of: (i) $26.26, (ii) the amount of any accumulated and unpaid dividends and (iii) if such voluntary or involuntary liquidation, dissolution or winding up occurs prior to (x) in the case of our perpetual preferred stock, May 5, 2027 or (y) in the case of our perpetual-1 preferred stock, June 1, 2028, an additional amount, if any, equal to the aggregate cash dividends that would have been paid on the liquidation amount of each applicable share of perpetual preferred from and after such liquidation date through the end of the applicable period if 100% of the dividends were paid in cash at the applicable full dividend rate for such series of perpetual preferred (collectively, the “Liquidation Preference”). Any time on or after
May 5, 2033 and 2034, the holders of perpetual preferred have a put right to require us to repurchase up to 50% and
100%, respectively, of their shares of perpetual preferred at a price per share equal to the applicable Liquidation
Preference. Further, so long as 1,561,801 shares of our perpetual preferred remain outstanding, no dividend or distribution shall be declared or paid on our common stock and no common stock shall be, directly or indirectly, purchased, redeemed or otherwise acquired for consideration by the Company or any of its subsidiaries, without the prior consent of holders of a majority of the then-outstanding shares of perpetual preferred. The market price of our
Class A common stock could be materially adversely affected by the preference rights of the perpetual preferred. For example, consent of the holders of the then outstanding shares of perpetual preferred is required for certain corporate actions and any amendment, alteration or repeal of a provision in our certificate of formation or bylaws that would materially adversely affect such holders.
Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
As a public company, we are required to comply with SEC rules that implement Section 404 of the Sarbanes-
Oxley Act and to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our first annual report on Form 10-K. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our annual report required to be filed with the SEC beginning with our second annual report on Form 10-K.
When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion on internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC, and may experience a loss of public and investor confidence and litigation from shareholders. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Our business involves the collection, storage, transmission, and processing of confidential and sensitive information, and our operations depend on information technology systems, communications networks, and technology applications, including those operated by third-party service providers. Accordingly, we face cybersecurity threats on an ongoing basis. As of the date of this 2025 Form 10-K, we are not aware of any cybersecurity incidents or threats that have materially affected or are reasonably likely to materially affect the
Company, including its business strategy, results of operations, financial condition, and cash flows.
We have implemented, and continue to develop, various information security processes and controls designed to identify, assess, and manage material risks from cybersecurity threats, including a written cyber incident response plan and vulnerability management procedures. Our technical and operational safeguards include vulnerability and risk assessments, network security and access controls, encryption of certain data, and employee cybersecurity awareness training. Our cybersecurity program references the National Institute of Standards and Technology
cybersecurity framework (“NIST”) in developing and maintaining our cybersecurity practices. The Company is in the process of establishing an enterprise risk management framework, and cybersecurity risk is expected to be incorporated into that framework as it continues to develop.
We work with third parties to assist us in our cybersecurity efforts. We maintain a vendor management process designed to evaluate cybersecurity considerations associated with third-party service providers that access our systems or data. Depending on the nature of the services provided and the sensitivity of the information involved, this process may include reviewing the service provider’s cybersecurity controls and risk management practices.
Cybersecurity risk management is coordinated through management and is overseen by the Board as described below.
Governance
Our Board of Directors has ultimate oversight responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity incidents and threats. The Audit Committee of the Board of
Directors (the “Audit Committee”) assists the Board in fulfilling its oversight responsibilities with respect to cybersecurity and information technology risks.
Our executive officers are responsible for addressing and providing guidance to management to allow the
Company to address and mitigate material risks we face, including cybersecurity risks. Among other things, management is responsible for hiring appropriate personnel, designing and implementing cybersecurity-related processes, communicating priorities to relevant personnel, assessing cybersecurity incidents as they arise, and assessing and managing material risks from cybersecurity threats.
Among members of management, cybersecurity matters are overseen by our Chief Data Officer, who reports to our Chief Executive Officer, and has significant experience in information technology. The Company has established a formal, management-level committee (the “Cyber Committee”) with a written charter to assist the
Company in ensuring that cybersecurity incidents are assessed, evaluated, escalated, and disclosed in a timely, accurate, compliant, and coordinated manner in accordance with applicable regulatory requirements. The Cyber
Committee initially consists of the Chief Data Officer, General Counsel, Chief Financial Officer & Chief
Accounting Officer, and other members of management as determined by the Cyber Committee.
This Cyber Committee is responsible for evaluating cybersecurity incidents and determining materiality for disclosure purposes, in coordination with appropriate members of senior management and legal counsel. The
Company’s incident response processes are designed to facilitate timely assessment, evaluation, escalation, and disclosure of cybersecurity incidents in accordance with applicable regulatory requirements and to members of management, and if applicable, to our Board, depending on the circumstances.
Management provides the Audit Committee and the Board with periodic updates regarding cybersecurity risks and the Company’s cybersecurity program. In the event of a significant cybersecurity incident, management’s processes are designed to provide timely escalation to the Audit Committee and the Board outside of the regular reporting cycle.
Item 2.  Properties
As of February 28, 2026, we had 393 operating locations entirely in the U.S., including 360 full-service rental branches, 24 building materials locations, and 9 dealership sites.  We also operate a manufacturing facility located in
Moberly, Missouri, and a parts distribution facility located in Fulton, Missouri. Our principal executive offices are located in Columbia, Missouri.  As of December 31, 2025, we owned approximately 4% of the locations from which we operate our equipment rental and services operations business, with the remainder being leased. Those leases are typically triple net leases, where the Company is responsible for the ongoing expenses of the property, including real estate taxes, insurance, and maintenance, in addition to paying rent and utilities. Our full-service rental branches are located in industrial and commercial zones with access to highways. The typical full-service rental branch includes a customer reception area, an equipment parts and maintenance service area, and storage land and facilities for equipment.
Item 3.  Legal Proceedings
A description of legal proceedings can be found in Note 23 to our consolidated financial statements, included in this 2025 Form 10-K in Part II Item 8—Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Market Information, Holders of Common Stock, and Dividends
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “EQPT.” On
February 28, 2026, there were 676 holders of record of our Class A common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.
There is no public trading market for our Class B common stock. On February 28, 2026, there were 2 stockholders of our Class B common stock.
We have never declared or paid any cash dividends on our common stock, and we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data
[Reserved]

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this 2025 Form 10-K.
In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this 2025 Form 10-K particularly in the “Risk Factors” and
“Cautionary Note Regarding Forward-Looking Statements” sections.
Overview
We are a leading tech-enabled construction solutions provider dedicated to enabling job sites to run more productively and safely. Through our rental service and retail centers, we offer our customers a comprehensive portfolio of equipment asset management solutions enabled through our T3 platform, which we believe is the leading sensor-to-cloud fleet management tool in the commercial construction industry and which provides value-
added services to our customers by managing people, assets, and materials in real time.
We are one of the largest and fastest-growing equipment rental providers in the U.S. based on revenue. As of
December 31, 2025, we operated 352 full-service branch locations, 9 standalone dealership sites, and 24 building materials and hardware retail stores across 45 states, with a diversified managed fleet portfolio of more than 252,000 pieces of equipment and approximately 349,000 trackers operating on our T3 platform. As of December 31, 2025, we had 8,206 employees who support us in solving industry inefficiencies by providing smart jobsite technology, as well as operating our equipment rental and retail and service centers.
Our rental fleet, including support vehicles and trailers, consists of equipment that we (i) own, (ii) lease as lessee under operating lease arrangements with third-party lessors such as OEMs and financial institutions, or (iii)
lease as lessee under our OWN Program. As of December 31, 2025, 170,704 pieces of equipment were owned by us;
1,066 pieces of equipment were leased by us as a lessee under operating lease arrangements with third parties such as OEMs and financial institutions; and 80,482 pieces of equipment were leased by us as lessee, and rented by us to our customers, under our OWN Program. Leased equipment refers to equipment subject to operating lease contracts with third parties such as OEMs and financial institutions in which we have contracted use of the equipment for a defined period. OWN Program equipment refers to equipment sold to OWN Program participants and subsequently leased back and operated by us under the OWN Program lease and revenue-sharing structure. Both leased and OWN
Program equipment are part of our equipment under management.
Our Business Activities and Operating Environment
We are engaged principally in the business of renting equipment that is managed by and fully enabled with our
T3 platform. This includes equipment that we own, lease, or is rented from third parties through our OWN Program.
Ancillary to our principal business of equipment rental and related services, we also sell used rental equipment, sell new equipment and consumables, and offer certain services and support to our customers.
We operate our business through the following reportable segments: (i) Equipment Rental and Services
Operations, comprised of recurring activity performed at our full-service branch locations, such as equipment rentals and related services (including allocated telematics revenue related to rental customer access to the T3 platform), and sales of parts, supplies and maintenance services to construction contractors and others, and (ii) Equipment
Sales, comprised of sales by us of new or used equipment made at any of our branch locations and dealership sites, including equipment sales to participants in the OWN Program. All other business activities include telematics SaaS subscriptions, software applications, and related telematics devices purchased by customers for their owned fleet, as well as building materials and hardware supplies.

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this
2025 Form 10-K titled “Risk Factors.”
Demand for Construction Equipment. Our business is primarily impacted by the demand in the U.S. for construction equipment for use in non-residential, infrastructure, governmental, industrial, and residential construction, demolition, maintenance, energy operations, and other construction activities. Demand levels for heavy construction equipment are particularly dependent on the expected level of major infrastructure construction and repair projects, which is a function of expected economic growth and government spending.
We expect to benefit if tariffs lead to onshoring of manufacturing and result in construction of new facilities, but our results will be negatively affected if construction of energy transition infrastructure is reduced due to lower subsidies or other factors.
Seasonality and Weather Conditions. The rental of construction equipment is seasonal, which causes our quarterly results and our available cash flow to fluctuate during the year. Our customers generally purchase and rent equipment in preparation for, or in conjunction with, their busy season, which is typically late spring to November.
However, weather conditions impact the timing of our customers’ busy season, which may cause greater than expected fluctuations in our quarterly financial results year over year. Seasonal weather trends, particularly severe wet or dry conditions, can have a significant impact on regional construction market performance by affecting the ability to undertake construction projects. In addition, numerous external factors such as credit markets, government subsidies and tariffs, commodity prices, and other circumstances may disrupt normal rental and/or purchasing practices and sentiment, further contributing to the fluctuations.
Moreover, because equipment sale transactions with OWN Program participants occur unevenly throughout the year, depending on demand, period-over-period comparisons may not reflect underlying trends. These transactions may also result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. The OWN Program has consistently attracted strong demand across multiple, sources of capital, including institutional investors who purchase as a buying group through a collective vehicle and finance their equipment purchases through ABS. To satisfy this demand, the Company has organized for these investors sales of large packages of equipment and has conducted these sales on an episodic basis. For example, two third-party OWN Program participants, who purchased equipment, parts, supplies, and services, comprised 20% of our total revenue for the year ended December 31, 2025, a separate third-party OWN Program participant, who purchased equipment, parts, supplies, and services, comprised
21% of our total revenue for the year ended December 31, 2024, and a separate third-party OWN Program participant comprised 16% of our total revenue in the year ended December 31, 2023. Accordingly, period-over-
period comparisons may not reflect underlying trends and fluctuations in our operating results and makes it difficult for us to predict our future operating results. For additional information on the risks associated with these transactions and fluctuations in our operating results, see “Risk Factors—Risks Related to Our Business and Our
Industry—Our operating results fluctuate significantly and our past operating results may not be a good indication of future performance” and “—Due to seasonality, especially in the construction industry, any occurrence that disrupts rental activity during our peak periods could materially adversely affect our results of operations, liquidity, and cash flows.”
Costs of Equipment and Inflation. Significant changes in the purchase price or residual values of equipment or interest rates can have a significant effect on our profitability depending on our ability to adjust pricing for these changes. Inflationary pressures and other factors have led to increases in the prices of some equipment and products that we purchase, and in the costs of our operations, which may be partially offset by increases in the prices we charge our customers. A sizeable portion of the equipment we lease as lessee through our OWN Program is owned by third parties who have financed equipment purchases through the issuance of ABS, and a reduction in residual values could trigger liquidation events for these OWN Program participants and may require them to sell their construction equipment, which may cause a disruption in our ability to lease and re-rent the construction equipment to our customers.

Our profitability is dependent upon a number of other factors, including the volume, mix, and pricing of rental transactions, and the utilization of equipment.
Our business requires significant expenditures for equipment, and we require substantial liquidity and/or access to capital to finance such expenditures. See “—Liquidity and Capital Resources” below.
Geographic and Fleet Expansion
Our geographic expansion of full-service equipment rental branch locations, and the corresponding increase in total equipment rental fleet size as we supply new branch locations, is one of the primary factors affecting our results. The additional branch locations and rental fleet, combined with equipment sales, were the primary drivers for total revenue increasing from $3,764 million for the year ended December 31, 2024 to $4,379 million for the year ended December 31, 2025, or at an annual growth rate of 16%.
In line with customer demand and our growth strategy, we have increased the number of full-service equipment rental branch locations from 190 as of December 31, 2023 to 267 as of December 31, 2024, an increase of 77 new full-service equipment rental branch locations during 2024, and to 352 as of December 31, 2025, an increase of 85 new full-service equipment rental branch locations during 2025. In conjunction with the opening of these new full-
service equipment rental branch locations, we incurred $252 million and $197 million of new market startup costs during the years ended December 31, 2025 and 2024, respectively.
We correspondingly increased our fleet size from 159,597 units of equipment under management as of
December 31, 2023 to 194,462 as of December 31, 2024 and to 252,252 units as of December 31, 2025, reflecting the growth in OEC under management, which includes equipment we own and rent to customers, as well as equipment owned by third parties and leased by us, as lessee through our OWN Program, and re-rented to customers, from $6,601 million as of December 31, 2024 to $8,780 million as of December 31, 2025, or an increase of 33%.
Expansion of OWN Program
The growth in our business through geographic and fleet expansion has been partially achieved through the execution of our strategy to expand our OWN Program. Under the OWN Program, participants may purchase from us new or used (typically less than four years old) equipment which is fully enabled with T3. Concurrently, the participant and we enter into a lease arrangement whereby we are the lessee and this qualified equipment is placed on our T3 platform, to be rented to third party users. Rental revenue generated from equipment enrolled under the
OWN Program is divided and shared between us and the owner of the equipment, and for the duration of the arrangement we manage the owner’s equipment utilizing the T3 platform.
Amounts we pay to OWN Program participants to lease their equipment are presented as OWN Program payouts within cost of revenues. At the end of the sharing period under the OWN Program, we may assist the owner with remarketing services if the equipment is to be sold in the market as used construction equipment. We also offer several add-on services to the owner of the equipment. Participants in the OWN Program include institutional investors and ABS entities, high-net-worth individuals, family offices, and other third parties.
Revenue earned from equipment that is in the OWN Program has no depreciation expense or interest expense for us because we do not own, and therefore do not finance, such equipment. Thus, we have been able to implement this portion of our managed fleet growth without taking on additional debt and increasing our debt costs. When rental equipment is enrolled in the OWN Program, rather than purchased and owned by us, we incur lease expense in the form of OWN Program payouts, which are recorded as cost of revenues, instead of depreciation expense and interest expense associated with rental equipment that is purchased. OWN Program payouts were $714 million, $420 million, and $209 million for the years ended  December 31, 2025, 2024, and 2023, respectively. This expansion increases cost of revenues (before depreciation expense) and decreases depreciation expense and interest expense, which affects gross profit (before depreciation expense), EBITDA (which we define and calculate as net income before interest expense, income taxes, depreciation expense and amortization expense, and non-cash stock compensation expense), and EBITDA margins. We expect to further increase our usage of the OWN Program, which will increase OWN Program payouts in cost of revenues and reduce gross profit (before depreciation) and

EBITDA margins, as compared to rental equipment that is purchased and placed in our rental fleet. In addition,
OWN Program payouts plus depreciation have grown at a faster rate than the growth of revenue. Total equipment rental fleet OEC under the Company’s management increased $2,179 million, or 33%, from $6,601 million as of
December 31, 2024 to $8,780 million as of December 31, 2025. The total equipment rental fleet OEC enrolled in the
OWN Program grew by $1,505 million, or 44%, Company-owned equipment rental fleet OEC grew by $719 million, or 24%, and the equipment rental fleet OEC under operating leases decreased by $45 million during the same period. During the year ended December 31, 2025, OWN Program payouts increased 70% compared to the year ended December 31, 2024; of that increase, 72% was attributed to the growth of the average equipment rental fleet OEC enrolled in the OWN Program. Because the OWN Program payouts are variable and primarily based on the amount of rental revenue generated by the applicable equipment during the period, changes in demand from our customers for specific types of rental equipment affects the amount of equipment rental and related services revenue generated. Approximately $8 million, or 2%, partially offset the increase in OWN Program payouts during the year ended December 31, 2025 which was attributed to such changes in customer demand for specific types of rental equipment and the mix of equipment rented to our customers.
Components of Revenues and Expenses
Our revenues are primarily derived from the rental or sale of construction equipment, as well as related parts, supplies and services, and consist of:
•Equipment rental and related services (includes revenue associated with the rental of equipment including ancillary revenue from equipment delivery and pickup, RPPs and fueling charges);
•Sales of new or used rental equipment and sales of new equipment, including revenue from equipment sales subsequently listed on our marketplace under the OWN Program;
•Sales of equipment parts, supplies, and services (primarily relating to warranty services and maintenance and repair services provided to customers); and
•Sales that we call “platform revenue,” which includes telematics software-as-a-service and related hardware revenues, as well as the sale of building materials, small tools and construction supplies at our retail locations.
Our expenses primarily consist of:
•Direct operating costs (primarily costs incurred at our rental branch locations that collectively support our
Equipment Rental and Services Operations segment, including, but not limited to, wages and related benefits, service costs in connection with our rental equipment, site operating costs, pickup and delivery expenses in connection with rental equipment, maintenance, fuel, parts, and supplies);
•OWN Program payouts;
•Equipment sales cost of revenues;
•Platform expense;
•Depreciation and amortization expense relating to equipment used in operations and capitalized software;
•Selling, general and administrative expenses; and
•Interest expense.
Our revenues and expenses are described in more detail below.

Revenues
Equipment Rental and Related Services
Our core service is the rental of equipment to customers on a daily, weekly, and monthly basis, enabled by our
T3 platform. The equipment we rent includes company-owned equipment, equipment we lease as a lessee, and equipment that is leased from other parties in the OWN Program and re-rented to customers. We generate rental revenue from equipment that is in our OWN Program by leasing equipment from owners on a month-to-month or longer basis and then renting that equipment to our customers. Under nearly all of our OWN Program contracts, we have control over the equipment and the equipment owner is not able to redeploy or retrieve the equipment while under rent. Depending on the terms and conditions, we present rental revenue that we generate and OWN Program payouts that we incur on OWN Program contracts either on a gross basis or a net basis.
In addition to rental revenue, including from our OWN Program, we also generate revenue from rental customers from the sale of RPP services designed to protect them from potential damage or loss to the equipment they rent, environmental fees assessed on the rental asset and fuel recovery fees that we charge to our customers.
This additional revenue source is included within equipment rental revenue and related services.
Equipment Sales
We have established a retail process to sell new and used equipment as a recurring part of our business. In addition, we sell equipment assets to third parties, including third parties who have financed equipment purchases through the issuance of ABS, and allow the customer to place the equipment in our OWN Program to be rented to our customers. We sell new and used equipment through a variety of channels, including retail sales to customers and other third parties, sales to wholesalers, brokered sales, and auctions. We generate revenue from the sale of new and used equipment, which we present net of sales and other tax amounts collected from customers and remitted to government authorities. When we act as agent in connection with the sale of new equipment to, for example, a contractor or an OWN Program participant, among other reasons, we present revenue from the sale of such equipment net in our consolidated statements of net income. When we are the principal in the transaction, we present revenue from the sale of equipment on a gross basis, with sales revenue included in equipment sales revenue and the related cost of revenues included in equipment sales cost of revenues in our consolidated statements of net income.
Equipment Parts, Supplies, and Services
As an integral part of our Equipment Rental and Services Operations, we sell equipment parts and supplies and provide maintenance, and repair services to customers, as well as the owners of equipment who are participants in our OWN Program. Revenue generated from the sale of equipment parts and supplies is presented net of sales and other tax amounts collected from customers and remitted to government authorities. We also generate revenue from the provision of ad hoc and preventative maintenance, and repair services to our customers, as well as warranty repairs. We provide warranty repair services on behalf of OEMs in order to fulfill the warranty extended by OEMs to their customers. Revenue that we generate from warranty repair services represents compensation for the service performed by us and is presented on a gross basis.
Platform Revenue
Platform revenue is comprised of revenue from telematics services and the sale of custom electronic components, including telematics tracker devices and cloud-based access control keypads, and revenue from building materials and hardware supplies. Revenue from telematics is generated through monthly subscriptions to our T3 platform and its full suite of capabilities, which we provide to our customers as a software-as-a-service subscription. In addition, our equipment rental arrangements also provide customers with access to our T3 platform and we allocate a portion of the transaction consideration from equipment rentals to telematics revenue. Our T3 platform provides customers with access to proprietary digital tools to help manage their jobsites more productively and safely and enables customers to streamline maintenance and prevent theft, and equipment misuse. Our T3 platform also enables equipment owners with subscriptions to place their equipment on our OWN Program to be rented to our customers. Revenue from building materials and hardware supplies is derived from the sale of such materials and supplies at our retail stores.

Cost of Revenues
Direct Operating Costs
Direct operating costs include the costs that we incur at our rental branch locations that collectively support our
Equipment Rental and Services Operations segment, including, but not limited to, wages and related benefits, service costs in connection with our rental equipment, site operating costs, pickup and delivery expenses in connection with rental equipment, maintenance, fuel, parts, and supplies.
OWN Program Payouts
Amounts we pay to OWN Program participants, as a variable lease expense for their share of rental revenue generated by us from equipment enrolled under the OWN Program, are presented as OWN Program payouts within cost of revenues.
Equipment Sales
Equipment sales cost of revenues includes our OEC, less accumulated depreciation, related to equipment that we sell when we act as the principal in the transaction.
Platform Expense
Platform expense primarily represents (1) costs relating to the telematics services provided to customers, including the cost of tracker devices and cloud-based access control keypads installed on equipment owned by our customers, and other custom electronic components; (2) the cost of building supplies, materials and hardware sold to customers; and (3) other operating costs for our retail stores.
Depreciation and Amortization
Depreciation and amortization includes non-cash expenses relating to the depreciation of our rental equipment in the fleet and the amortization of capitalized costs relating to the development of our T3 platform.
Depreciation of rental equipment includes depreciation of various classes of our construction equipment, delivery vehicles, trailers, and installed telematics tracker devices. We estimate that we may hold the asset in its rental fleet for a period of five to ten years to generate rental revenue, after which it will be sold or otherwise disposed of to another party. We also estimate the residual value of the equipment at the time of expected disposal.
Depreciation expense is calculated using a straight-line method and recorded over the estimated holding period.
The total capitalized cost of our T3 platform includes direct costs that result in additional functionality of our software, including payroll and related costs for employees directly associated with the development project.
Capitalized software is amortized over an estimated useful life of five years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include costs associated with operating leases, costs incurred by us in connection with marketing of manufacturers’ equipment, net of reimbursements we receive from such manufacturers for such costs, payroll costs, insurance costs, legal costs, marketing and travel costs, technology costs, and certification and training costs. In addition, depreciation of our buildings and improvements, including leasehold improvements, furniture, fixtures, office equipment, and capitalized startup costs are classified within selling, general and administrative expenses.
Other Income (Expense)
Gain on Sale of Properties and Other Assets
Gain on the sale of properties and other assets primarily relate to properties in sale leaseback transactions with other parties.

Interest Expense
Interest expense primarily represents interest on our outstanding debt. Any interest or penalties incurred relating to income tax filings, if any, are also reported within interest expense.
Other Income, Net
Other income, net includes gains and losses on investments in equity securities, realized gains on available-for-
sale debt securities, fees relating to properties assigned to other parties, construction development fees earned for managing construction activities at properties owned by other parties, and other miscellaneous income.
Results of Operations
Fiscal Year Ended December 31, 2025 Compared with Fiscal Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$2,437	$1,867	$570	31%
Equipment sales ..................................................	1,541	1,676	(135)	(8)%
Equipment parts and supplies and services .........	272	157	115	73%
Platform revenue:
Telematics ......................................................	66	32	34	106%
Other ...............................................................	63	32	31	97%
Total revenue ....................................................	4,379	3,764	615	16%
Cost of revenues
Direct operating costs ..........................................	799	663	136	21%
OWN Program payouts .......................................	714	420	294	70%
Equipment sales ..................................................	1,237	1,400	(163)	(12)%
Platform expense .................................................	68	30	38	127%
Depreciation and amortization ............................	322	305	17	6%
Total cost of revenues ......................................	3,140	2,818	322	11%
Gross profit .......................................................	1,239	946	293	31%
Selling, general and administrative expenses .....	942	728	214	29%
Operating income .............................................	297	218	79	36%
Other income (expense):
Gain on sale of properties and other assets .........	1	20	(19)	(95)%
Loss on debt extinguishment ...............................	(8)	—	(8)	—%
Interest expense ...................................................	(285)	(261)	(24)	9%
Other income, net ................................................	49	29	20	69%
Total other expense, net ...................................	(243)	(212)	(31)	15%
Income before income taxes ...............................	54	6	48	800%
Provision for income taxes ..................................	14	3	11	367%
Net income ........................................................	$40	$3	$37	1233%
Total revenue. Our revenue was $4,379 million for the year ended December 31, 2025, compared to $3,764 million for the year ended December 31, 2024, an increase of $615 million, or 16%. Our four sources of revenues over the period are further discussed below:

Equipment rental revenue and related services. Equipment rental revenue and related services accounted for
56% of our revenue for the year ended December 31, 2025, compared to 50% of our revenue for the year ended
December 31, 2024. Our equipment rental revenue and related services was $2,437 million for the year ended
December 31, 2025, compared to $1,867 million for the year ended December 31, 2024, an increase of $570 million, or 31%. Approximately $616 million of the increase in equipment rental revenue and related services is driven by construction demand in the U.S., our strategy to increase our geographical presence, and value afforded our customers from our T3 technology platform. Accordingly, we increased the number of our full-service equipment rental branch locations from 267 as of December 31, 2024 to 352 as of December 31, 2025. In addition, we grew our fleet OEC under management from $6,601 million as of December 31, 2024 to $8,780 million as of December 31,
2025, and increased the size of our fleet from 194,462 units to 252,252 units of equipment under management as of
December 31, 2024 and 2025, respectively. Changes in the mix of equipment rented and price changes aligned with inflation partially offset the increase in equipment rental and related services revenue by $46 million.
Equipment sales revenue. Equipment sales revenue accounted for 35% of our revenue for the year ended
December 31, 2025, compared to 45% of our revenue for the year ended December 31, 2024. Equipment sales revenue was $1,541 million for the year ended December 31, 2025, compared to $1,676 million for the year ended
December 31, 2024, a decrease of $135 million, or 8%. The change was primarily due to our disciplined and selective equipment sales into the OWN Program, resulting in a decrease of $178 million in sales of construction equipment to existing and new participants in our OWN Program, including equipment sales to third parties who have financed equipment purchases through the issuance of ABS, partially offset by an increase of $43 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our OWN Program, transactions with OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. In a single transaction, one third-party OWN Program participant comprised $447 million of our total equipment sales revenue for the year ended December 31, 2025 and, in a single transaction, one third-party OWN
Program participant comprised $778 million of our total equipment sales revenue for the year ended December 31,
2024. We have experienced strong interest from participants in the OWN Program for construction equipment enabled by T3, as owners get real-time data on usage, health, and performance of the machines rented exclusively by
EquipmentShare and re-rented to our customers.  The OWN Program has allowed us to scale the fleet OEC under our management in order to meet customer demand for construction equipment enabled by T3.
Equipment parts, supplies, and services. Equipment parts, supplies, and services revenue accounted for 6% of our revenue for the year ended December 31, 2025, compared to 4% for the year ended December 31, 2024.
Equipment parts, supplies, and services revenue was $272 million for the year ended December 31, 2025, compared to $157 million for the year ended December 31, 2024, an increase of $115 million, or 73%. This increase was primarily due to our expansion into new markets, resulting in additional full-service branch locations added to our nationwide network, which increased from 267 locations as of December 31, 2024 to 352 locations as of
December 31, 2025. Equipment parts, supplies, and services revenue increased $73 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and
$42 million from new branch locations open less than 24 months as a result of the addition of 85 full-service branch locations.
Platform revenue. Platform revenue accounted for 3% of our revenue for the year ended December 31, 2025, compared to 2% of our revenue for the year ended December 31, 2024. Platform revenue from telematics was $66 million for the year ended December 31, 2025, compared to $32 million for the year ended December 31, 2024, an increase of $34 million, or 106%. This increase was primarily due to an increase in monthly subscriptions sold for the T3 telematics services, an increase in equipment rented that is fully enabled with T3 telematics services, and an increase in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interests in The Morey Corporation (“Morey”) (for additional information on our acquisition of
Morey, see Note 22 to our consolidated financial statements included herein). Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was
$63 million for the year ended December 31, 2025, compared to $32 million for the year ended December 31, 2024, an increase of $31 million primarily attributable to the addition of 9 building materials and hardware retail stores.

Cost of revenues. Cost of revenues was $3,140 million for the year ended December 31, 2025, compared to
$2,818 million for the year ended December 31, 2024, an increase of $322 million, or 11%.
Direct operating costs. Direct operating costs were $799 million for the year ended December 31, 2025, compared to $663 million for the year ended December 31, 2024, an increase of $136 million, or 21%. The increase in direct operating costs is primarily due to the organic expansion of our footprint through the addition of 85 full-
service branch locations, which increased from 267 locations as of December 31, 2024 to 352 locations as of
December 31, 2025, partially offset by a decrease in equipment operating lease expense of $59 million due to the termination of certain equipment operating lease agreements. The additional operating locations drove increases in wages and related benefits of $91 million, and logistics, maintenance, and other site operating costs of $104 million.
OWN Program payouts. OWN Program payouts were $714 million for the year ended December 31, 2025 compared to $420 million for the year ended December 31, 2024, an increase of $294 million, or 70%.
Approximately $302 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $2,292 million in 2024 to $3,944 million in 2025, or 72%. Changes in demand for specific types of rental equipment and the mix of equipment rented partially offset the increase in
OWN program payouts by $8 million.
Equipment sales cost of revenues. Equipment sales cost of revenues was $1,237 million for the year ended
December 31, 2025, compared to $1,400 million for the year ended December 31, 2024, a decrease of $163 million, or 12%. This decrease was primarily due to lower equipment sales to existing and new participants in the OWN
Program resulting in a decrease in equipment sales cost of revenues of $204 million, partially offset by an increase of $41 million in equipment sales to contractors and other end users primarily due to our ability to reach a greater customer base through our expansion of full-service branch locations, which increased from 267 as of December 31,
2024 to 352 as of December 31, 2025, also contributed to the increase in equipment sales cost of revenues.
Platform expense. Platform expense was $68 million for the year ended December 31, 2025, compared to $30 million for the year ended December 31, 2024, an increase of $38 million primarily attributed to the addition of 9 hardware retail stores and the acquisition of Morey in September 2025, a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads.
Depreciation and amortization. Depreciation and amortization accounted for 10% of our cost of revenues for the year ended December 31, 2025, compared to 11% of our cost of revenues for the year ended December 31, 2024.
Depreciation and amortization was $322 million for the year ended December 31, 2025, compared to $305 million for the year ended December 31, 2024, an increase of $17 million, or 6%. This increase was primarily due to an increase in depreciable equipment expense on rental equipment due to an increase in average cost of owned equipment in our rental equipment, and a $9.8 million increase in amortization expense on capitalized software due to an increase in average capitalized costs related to the continued development of our T3 platform.
Selling, general and administrative expenses. Selling, general and administrative expenses were $942 million for the year ended December 31, 2025, compared to $728 million for the year ended December 31, 2024, an increase of $214 million, or 29%. The increases in selling, general and administrative expenses were primarily attributed to our expansion of full-service branch locations and growth strategy. To support our expansion, we hired 606 additional staff resulting in an increase of $111 million in selling, general and administrative expense associated with higher payroll, benefits and travel costs. Our expansion of full-service locations also resulted in higher facilities and non-rental vehicles lease expense and associated costs of $58 million. The growth of our business and expansion of our full-service branch locations also increased administrative costs such as insurance, legal, professional expenses and non-income based taxes by $22 million and other miscellaneous administrative expenses by $23 million.
Interest expense, net. Interest expense, net, was $285 million for the year ended December 31, 2025, compared to $261 million for the year ended December 31, 2024, an increase of $24 million, or 9%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, partially offset by lower average interest rates under our asset-based revolving credit facilities.

Total other expense, net. Total other expense, net, was $243 million for the year ended December 31, 2025, compared to $212 million for the year ended December 31, 2024, an increase of $31 million, or 15%. This increase was primarily due to higher interest expense of $24 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, resulting from our higher average outstanding borrowings, debt extinguishment costs of $8 million for the year ended December 31, 2025, and lower gain on sale of properties and other assets of
$19 million, partially offset by higher miscellaneous income of $20 million due to interest and dividend income and unrealized net gains, on various investments held in equity securities.
Provision for income taxes. The provision for income taxes was $14 million for the year ended December 31,
2025, compared to $3 million for the year ended December 31, 2024, an increase of $11 million, or 367%. The change was attributed to an increase in pretax net income of $48 million for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Net income. Net income increased by $37 million to $40 million for the year ended December 31, 2025, as compared to net income of $3 million for the year ended December 31, 2024, due to $79 million of higher operating income, partially offset by $31 million of higher total other expense, net and $11 million of higher income tax expense.

Results of Operations
Fiscal Year Ended December 31, 2024 Compared with Fiscal Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$1,867	$1,511	$356	24%
Equipment sales ..................................................	1,676	879	797	91%
Equipment parts and supplies and services .........	157	113	44	39%
Platform revenue:
Telematics ......................................................	32	21	11	52%
Other ...............................................................	32	33	(1)	(3)%
Total revenue ....................................................	3,764	2,557	1,207	47%
Cost of revenues
Direct operating costs ..........................................	663	546	117	21%
OWN Program payouts .......................................	420	209	211	101%
Equipment sales ..................................................	1,400	728	672	92%
Platform expense .................................................	30	29	1	3%
Depreciation and amortization ............................	305	286	19	7%
Total cost of revenues ......................................	2,818	1,798	1,020	57%
Gross profit .......................................................	946	759	187	25%
Selling, general and administrative expenses .....	728	509	219	43%
Operating income .............................................	218	250	(32)	(13)%
Other income (expense):
Gain on sale of properties and other assets .........	20	10	10	100%
Loss on debt extinguishment ...............................	—	(30)	30	(100)%
Interest expense ...................................................	(261)	(213)	(48)	23%
Other income, net ................................................	29	4	25	625%
Total other expense, net ...................................	(212)	(229)	17	(7)%
Income before income taxes ...............................	6	21	(15)	(71)%
Provision for income taxes ..................................	3	4	(1)	(25)%
Net income ........................................................	$3	$17	$(14)	(82)%
Total revenue. Our revenue was $3,763 million for the year ended December 31, 2024, compared to $2,556 million for the year ended December 31, 2023, an increase of $1,207 million, or 47%. Our four sources of revenues over the period are further discussed below:
Equipment rental revenue and related services. Equipment rental revenue and related services accounted for
50% of our revenue for the year ended December 31, 2024, compared to 59% of our revenue for the year ended
December 31, 2023. Our equipment rental revenue and related services was $1,867 million for the year ended
December 31, 2024, compared to $1,511 million for the year ended December 31, 2023, an increase of $356 million, or 24%. Approximately $328 million of the increase in equipment rental revenue and related services is attributed to the growth of our fleet OEC under our management from $5,423 million as of December 31, 2023 to $6,601 million as of December 31, 2024, and the corresponding increase in our fleet size from 159,597 units to 194,462 units of equipment under management as of December 31, 2023 and 2024, respectively, with a stable demand environment.
Fleet OEC under management includes equipment we own and lease as lessee, as well as equipment owned by third parties and leased by us as lessee through our OWN Program, that we rent to customers from our full-service equipment rental branch locations, which increased from 190 as of December 31, 2023 to 267 as of December 31,
2024. Changes in the mix of equipment rented, along with price changes aligned with inflation, contributed approximately $28 million of the increase in equipment rental and related services revenue.
Equipment sales revenue. Equipment sales revenue accounted for 45% of our revenue for the year ended
December 31, 2024, compared to 34% of our revenue for the year ended December 31, 2023. Equipment sales revenue was $1,676 million for the year ended December 31, 2024, compared to $879 million for the year ended
December 31, 2023, an increase of $797 million, or 91%. The change was primarily due to an increase of $768 million in sales of construction equipment to existing and new participants in our OWN Program, including third parties who have financed equipment purchases through the issuance of ABS, and an increase of $29 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our OWN Program, transactions with OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. In a single transaction, one third-party OWN Program participant comprised $778 million of our total equipment sales revenue for the year ended December 31, 2024 and, in separate transactions, two groups of OWN
Program participants comprised $616 million of our total equipment sales revenue for the year ended December 31,
2023. We have experienced strong interest from participants in the OWN Program for construction equipment enabled by T3, as owners get real-time data on usage, health, and performance of the machines rented exclusively by
EquipmentShare and re-rented to our customers. The OWN Program has allowed us to scale the fleet OEC under our management in order to meet customer demand for construction equipment enabled by T3.
Equipment parts, supplies, and services. Equipment parts, supplies, and services revenue accounted for 4% of our revenue for the year ended December 31, 2024, compared to 4% for the year ended December 31, 2023.
Equipment parts, supplies, and services revenue was $157 million for the year ended December 31, 2024, compared to $113 million for the year ended December 31, 2023, an increase of $44 million, or 39%. This increase was primarily due to our expansion into new markets, resulting in additional full-service branch locations added to our nationwide network, which increased from 190 locations as of December 31, 2023 to 267 locations as of December
31, 2024. Equipment parts, supplies, and services revenue increased $25 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and $20 million from new branch locations open less than 24 months as a result of the addition of 77 full-service branch locations.
Platform revenue. Platform revenue accounted for 2% of our revenue for the year ended December 31, 2024, compared to 2% of our revenue for the year ended December 31, 2023. Platform revenue from telematics was $32 million for the year ended December 31, 2024, compared to $21 million for the year ended December 31, 2023, an increase of $11 million, or 52%. This increase was primarily due to an increase in monthly subscriptions sold for the
T3 telematics services, as well as an increase in equipment rented that is fully enabled with T3 telematics services.
Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was $32 million for the year ended December 31, 2024, compared to $33 million for the year ended December 31, 2023, a decrease of $1 million primarily attributable to a change in mix in product sales from our 16 building materials and hardware retail stores.
Cost of revenues. Cost of revenues was $2,818 million for the year ended December 31, 2024, compared to
$1,798 million for the year ended December 31, 2023, an increase of $1,020 million, or 57%.
Direct operating costs. Direct operating costs were $663 million for the year ended December 31, 2024, compared to $546 million for the year ended December 31, 2023, an increase of $117 million, or 22%. The increase in direct operating costs is primarily due to the organic expansion of our footprint through the addition of 77 full-
service branch locations, which increased from 190 locations as of December 31, 2023 to 267 locations as of
December 31, 2024, partially offset by a decrease in equipment operating lease expense of $26 million due to the termination of certain equipment operating lease agreements. The additional operating locations drove increases in wages and related benefits of $57 million, and logistics, maintenance, and other site operating costs of $86 million.
OWN Program payouts. OWN Program payouts were $420 million for the year ended December 31, 2024 compared to $209 million for the year ended December 31, 2023, an increase of $211 million, or 101%.

Approximately $184 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $1,854 million in 2023 to $3,437 million in 2024, or 85%. Changes in demand for specific types of rental equipment and the mix of equipment rented contributed approximately $27 million to the increase in OWN Program payouts.
Equipment sales cost of revenues. Equipment sales cost of revenues was $1,400 million for the year ended
December 31, 2024, compared to $728 million for the year ended December 31, 2023, an increase of $672 million, or 92%. This increase was primarily due to higher equipment sales to existing and new participants in the OWN
Program resulting in an increase in equipment sales cost of revenues of $652 million. An increase of $21 million in equipment sales to contractors and other end users primarily due to our ability to reach a greater customer base through our expansion of full-service branch locations, which increased from 190 as of December 31, 2023 to 267 as of December 31, 2024, also contributed to the increase in equipment sales cost of revenues.
Platform expense. Platform expense was $30 million for the year ended December 31, 2024, compared to $29 million for the year ended December 31, 2023, an increase of $1 million primarily attributable to a change in mix of the construction materials, building supplies and hardware sold to customers from our 16 building materials and hardware retail stores.
Depreciation and amortization. Depreciation and amortization accounted for 11% of our cost of revenues for the year ended December 31, 2024, compared to 16% of our cost of revenues for the year ended December 31, 2023.
Depreciation and amortization was $305 million for the year ended December 31, 2024, compared to $286 million for the year ended December 31, 2023, an increase of $19 million, or 7%. This increase was primarily due to an increase in depreciable equipment resulting from an increase in the size of our fleet, as the OEC of our owned rental equipment grew from $3,004 million as of December 31, 2023 to $3,021 million as of December 31, 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses were $728 million for the year ended December 31, 2024, compared to $508 million for the year ended December 31, 2023, an increase of $220 million, or 43%. The increases in selling, general & administrative expenses were primarily attributed to our expansion of full-service branch locations, which increased from 190 as of December 31, 2023 to 267 as of
December 31, 2024, and include increases of $100 million related to higher payroll, benefits and travel due to hiring
627 additional staff allocated to selling, general and administrative expense to support our additional locations and the overall growth of our business. The additional full-service locations due to our site expansion also drove increases in facilities and non-rental vehicles lease expense and associated costs of $53 million. The growth of our business and expansion of our full-service branch locations also resulted in an increase in administrative costs such as insurance, legal, professional expenses and non-income based taxes, which increased by $27 million, and other miscellaneous administrative expenses, which increased by $39 million.
Interest expense, net. Interest expense, net, was $261 million for the year ended December 31, 2024, compared to $213 million for the year ended December 31, 2023, an increase of $48 million, or 23%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, as well as higher weighted average interest rates on our indebtedness.
Total other expense, net. Total other expense, net, was $213 million for the year ended December 31, 2024, compared to $228 million for the year ended December 31, 2023, a decrease of $16 million, or 7%. This decrease was primarily due to lower debt extinguishment costs of $30 million due to a one-time extinguishment of certain term loan debt during 2023, higher gain on sale of properties and other assets of $9 million attributed to our expansion of full-service branch locations and the associated increase in the number of properties sold and leased back for our equipment rental and services operations, and higher miscellaneous income of $25 million due to interest and dividend income and unrealized net gains on various investments held in equity securities. These increases were partially offset by higher interest expense of $48 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, resulting from our higher average outstanding borrowings, particularly senior secured second lien notes, during 2024 as compared to 2023.
Provision for income taxes. The provision for income taxes was $3 million for the year ended December 31,
2024, compared to $4 million for the year ended December 31, 2023, a decrease of $2 million, or 36%. The change was attributed to a decrease in pretax net income of $17 million for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Net income. Net income decreased by $15 million, or 86%, to $2 million for the year ended December 31, 2024, compared to net income of $17 million for the year ended December 31, 2023, due to $32 million of lower operating income primarily attributed to an increase in costs relating to the organic expansion of our footprint through the addition of 77 full-service branch locations, which increased from 190 locations as of December 31, 2023 to 267 locations as of December 31, 2024, partially offset by $16 million of lower total other expense, net and $2 million of lower income tax expense.
Key Performance Metrics
We regularly review a number of financial measurements and operating metrics to evaluate our operating performance, measure our growth and make strategic investment decisions. In addition to traditional U.S. generally accepted accounting principles (“GAAP”) performance measures, such as total revenue and net income, we use supplemental performance operating metrics such as OEC Under Management, and the non-GAAP financial measure EBITDA.
Non-GAAP Financial Measure
We refer in this 2025 Form 10-K to EBITDA, a non-GAAP financial measure that is not prepared in accordance with GAAP. This non-GAAP financial measure should be considered supplemental to and is not a substitute for financial information prepared in accordance with GAAP. Our use of the term EBITDA may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies. The non-GAAP financial measure used in this 2025 Form 10-K has not been reviewed or audited by our independent registered public accounting firm.
EBITDA. EBITDA is a key metric used by management and our Board to assess our financial performance. We define EBITDA as net income before interest expense, income taxes, depreciation and amortization and non-cash stock compensation expense, which we believe, when excluded, provide investors with a useful representation of our ongoing operations and performance. Certain items excluded from EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in EBITDA. Our presentation of EBITDA should not be construed as an indication that results will be unaffected by the items excluded from EBITDA.
The table below reconciles net income to EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income .....................................................................................	$40	$3	$17
Provision for income taxes .............................................................	14	3	4
Depreciation and amortization expense .........................................	365	332	295
Interest expense ..............................................................................	285	261	213
Non-cash stock compensation expense(1) .......................................	4	4	3
EBITDA ........................................................................................	$708	$603	$532
__________________
(1)Represents non-cash compensation expense for stock option and other stock-based awards.
Other Key Financial Metrics
Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment Adjusted EBITDA Margin.
Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment Adjusted EBITDA Margin are key
performance metrics used by management and our Board to assess the financial performance of our Equipment

Rental and Services Operations segment. Equipment Rental Segment Adjusted EBITDA is the profitability measure used by management to evaluate our Equipment Rental and Services Operations segment, disclosed in accordance with the requirements of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“Topic 280”).
Equipment Rental Segment Adjusted EBITDA Margin is Equipment Rental Segment Adjusted EBITDA divided by
Equipment Rental and Services Operations Segment total revenues.
The below table presents our Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment
Adjusted EBITDA Margin for each of the periods indicated.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Equipment Rental Segment Adjusted EBITDA(1) ..........................	$1,139	$816	$756
Equipment Rental Segment Adjusted EBITDA Margin ................	42%	40%	46%
__________________
(1)Equipment Rental Segment Adjusted EBITDA includes direct operating costs (excluding equipment and vehicle operating lease expense)
and selling, general, and administrative expenses (excluding depreciation expense related to our property and other fixed assets). Equipment and vehicle operating lease expense was $26 million, $85 million, and $111 million for the years ended December 31, 2025, 2024, and
2023, respectively. Depreciation expense related to our property and other fixed assets was $42 million, $27 million, and $9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Equipment Rental Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. These excluded expenses are significant: OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $714 million, $300 million, and $23 million, respectively, for the year ended December 31, 2025, $420 million, $293 million, and $12 million, respectively, for the year ended December 31, 2024, and $209 million, $280 million, and $6 million, respectively, for the year ended December 31, 2023. For additional information, see Note 24 to our audited consolidated financial statements for the year ended December 31, 2025.
OEC Under Management. A substantial portion of our overall value is in our rental fleet equipment, including support vehicles and trailers. The OEC of our owned rental equipment at December 31, 2025 and December 31,
2024 was $3,740 million and $3,021 million, respectively, or approximately 43% and 46%, respectively, of total equipment rental OEC under our management. At December 31, 2025, the appraised value of the rental equipment owned by OWN Program participants was $4,069 million. Our broader managed equipment rental fleet from which we support and generate our equipment rental revenue as of December 31, 2025 consisted of 252,252 units having an OEC of $8,780 million and an average age of 31 months, and as of December 31, 2024 consisted of 194,462 units having an OEC of $6,601 million and an average age of 29 months.
Fleet Composition. Our equipment rental fleet from which we support and generate our equipment rental revenue is summarized in the tables below:

	December 31, 2025
		% of	OEC	% of
	Units	Total	(in millions)	Total
EquipmentShare Owned ...............................	170,704	68%	$3,740	43%
OWN Program ..............................................	80,482	32%	4,942	56%
Operating Lease ............................................	1,066	—%	98	1%
Total ............................................................	252,252	100%	$8,780	100%

	December 31, 2024
		% of	OEC	% of
	Units	Total	(in millions)	Total
EquipmentShare Owned ...............................	134,394	69%	$3,021	46%
OWN Program ..............................................	58,360	30%	3,437	52%
Operating Lease ............................................	1,708	1%	143	2%
Total ............................................................	194,462	100%	$6,601	100%

The diversity of equipment in our rental fleet is monitored and carefully balanced to give us the ability to re-
locate equipment across regions to support increased regional industrial or construction activity and enhance our overall utilization. For example, certain categories of our equipment supporting industrial construction can efficiently be re-located to infrastructure projects. As of December 31, 2025 and 2024, 85% of our rental fleet consists of general rental construction equipment, which includes our core rental equipment of boom lifts, telehandlers, earth moving, scissor lifts, and excavators, and 15% of our rental fleet consists of specialty equipment, which includes advanced solutions, industrial tooling, and other non-core rental equipment.
The rental equipment mix among our general rental and specialty equipment categories was largely consistent in each year as a percentage of total units available for rent and as a percentage of OEC.
For the net book value of our rental equipment, see Note 5 to our audited consolidated financial statements for the year ended December 31, 2025.
Business Segments
We operate our business through the following reportable segments: (i) Equipment Rental and Services
Operations, comprised of recurring activity performed at our full-service branch locations, such as equipment rentals and related services (including allocated telematics revenue related to rental customer access to the T3 platform), and sales of parts, supplies and maintenance services to construction contractors and others, and (ii) Equipment
Sales, comprised of sales by us of new or used equipment made at any of our branch locations and dealership sites, including equipment sales to participants in the OWN Program. All other business activities include telematics SaaS subscriptions, software applications, and related telematics devices purchased by customers for their owned fleet, as well as building materials and hardware supplies. These segments are based upon how we allocate resources and assess performance. For additional information about our business segments, see Note 24 to our audited consolidated financial statements for the year ended December 31, 2025.
Equipment Rental and Services Operations
Our core service is the rental of equipment to customers on a daily, weekly, and monthly basis, enabled by our
T3 platform. The equipment we rent includes (i) company-owned equipment, (ii) equipment that is leased to us under month-to-month or longer-term arrangements from participants in our OWN Program, and (iii) equipment owned by other third parties and leased to us under operating leases. We generate rental revenue by renting equipment owned by us or owned by others and re-renting the equipment to our customers.
In addition to equipment rental revenue, we also generate revenue from the sale of RPP services designed to protect our customers from potential damage or loss to the equipment during the rental period, environmental fees assessed on the rental asset, and fuel recovery fees that we charge to our rental customers.
As an integral part of our Equipment Rental and Services Operations segment, we sell equipment parts and supplies and provide maintenance and repair services to customers, as well as the owners of equipment who are participants in our OWN Program. We generate revenue from the provision of ad hoc and preventative maintenance and repair services to our customers. We also provide warranty repair services on behalf of OEMs in order to fulfill the warranty extended by the OEMs to customers. Revenue that we generate from warranty repair services represents compensation for the service performed by us.
Our principal costs and expenses associated with the Equipment Rental and Services Operations segment include (i) segment direct operating costs incurred across our 352 full-service branch locations and 9 dealership sites as of December 31, 2025, excluding operating expenses related to OWN Program payouts and equipment and vehicle operating lease expense; and (ii) segment selling, general and administrative expenses, excluding depreciation expense related to the property and other fixed assets. Direct operating costs include the costs incurred at our rental branch locations that collectively support our Equipment Rental and Services Operations segment, including, but not limited to, wages and related benefits, service costs in connection with our rental equipment, site operating costs, pickup and delivery expenses in connection with rental equipment, maintenance, fuel, parts, and supplies.

Equipment Sales
Through our Equipment Sales segment, we manage retail processes to sell new and used equipment. We sell used equipment assets to participants in our OWN Program, including third parties who have financed equipment purchases through the issuance of ABS. We also sell new and used equipment to others through a variety of channels, including retail sales, wholesalers, brokered sales, and auctions. Our principal costs and expenses associated with the Equipment Sales segment include the OEC, or purchase cost, of the equipment that we sell when we act as the principal in the transaction. When we act as the agent in the transaction, the purchase cost of the equipment that we sell is presented net of the equipment sales revenue.
All Other
All other business activities, which include telematics SaaS subscriptions, software applications, and the design, manufacture, and sale of custom electronic components, including telematics devices and cloud-based access control keypads purchased by customers for their owned fleet, as well as building materials and hardware supplies, are included in “All Other.”
The following tables present information about our reportable segments for the years ended December 31, 2025,
2024, and 2023 (in millions):

	Year Ended December 31, 2025
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$2,709	$—	$—	$2,709
Equipment sales ...........................................................	—	1,541	—	1,541
Telematics ...................................................................	15	—	51	66
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	63	63
Total revenues ...........................................................	$2,724	$1,541	$114	$4,379
Significant expenses:
Segment cost of revenues .......................................	773	1,237	68
Segment selling, general and administrative expenses ..............................................................	812	28	59
Segment Adjusted EBITDA(1) .................................	$1,139	$276	$(13)

	Year Ended December 31, 2024
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$2,024	$—	$—	$2,024
Equipment sales ...........................................................	—	1,676	—	1,676
Telematics ...................................................................	11	—	21	32
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	32	32
Total revenues ............................................................	$2,035	$1,676	$53	$3,764
Significant expenses: ...................................................
Segment cost of revenues .......................................	578	1,400	30
Segment selling, general and administrative expenses ..............................................................	641	29	31
Segment Adjusted EBITDA(1) ..................................	$816	$247	$(8)

	Year Ended December 31, 2023
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies and services ............	$1,624	$—	$—	$1,624
Equipment sales ...........................................................	—	879	—	879
Telematics ...................................................................	8	—	13	21
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	33	33
Total revenues ...........................................................	$1,632	$879	$46	$2,557
Significant expenses:
Segment cost of revenues .......................................	435	728	29
Segment selling, general and administrative expenses ..............................................................	441	28	31
Segment Adjusted EBITDA(1) .................................	$756	$123	$(14)
__________________
(1)Segment Adjusted EBITDA includes cost of revenues and selling, general, and administrative expenses for each segment. Cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Equipment and vehicle operating lease expense was $26 million, $85 million, and $111 million for the years ended December 31,
2025, 2024, and 2023, respectively. Cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Cost of revenues for all other activities includes platform expenses. Segment Adjusted EBITDA also excludes operating expenses related to OWN
Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. These excluded expenses are significant: OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $714 million, $300 million, and $23 million, respectively, for the year ended December 31,
2025, $420 million, $293 million, and $12 million, respectively, for the year ended December 31, 2024, and $209 million, $280 million , and $6 million, respectively, for the year ended December 31, 2023. Selling, general and administrative expenses for each segment exclude depreciation expense related to our property and other fixed assets. Depreciation expense related to our property and other fixed assets was
$42 million, $27 million, and $9 million for the years ended December 31, 2025, 2024, and 2023, respectively. For additional information, see Note 24 to our audited consolidated financial statements for the year ended December 31, 2025.
Fiscal Year Ended December 31, 2025 Compared with Fiscal Year Ended December 31, 2024
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $2,724 million for the year ended December 31, 2025, compared to $2,035 million for the year ended
December 31, 2024, an increase of $689 million, or 34%. Approximately $616 million of the increase is attributed to the growth in fleet OEC under our management from $6,601 million as of December 31, 2024 to $8,780 million as of December 31, 2025, and the corresponding increase in our fleet size from 194,462 units to 252,252 units of equipment under our management as of December 31, 2024 and 2025, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-
service branch locations, which also increased from 267 as of December 31, 2024, to 352 as of December 31, 2025.
Revenue from sales of equipment parts, supplies, and services from mature branch locations and new branch locations open less than 24 months contributed $73 million and $42 million, respectively, to the increase in segment total revenues. Changes in the mix of equipment rented and price changes aligned with inflation partially offset the increase in equipment rental and related services revenue by $46 million.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $1,139 million for the year ended December 31, 2025, compared to $816 million for the year ended December 31, 2024, an increase of
$323 million, or 40%. The increase in Segment Adjusted EBITDA was primarily due an increase in segment total revenues of $689 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $6,601 million as of December 31, 2024 to
$8,780 million as of December 31, 2025, and the corresponding increase in our fleet size from 194,462 units to
252,252 units of equipment under our management as of December 31, 2024 and 2025, respectively, driven by

OWN Program demand. The increase in segment total revenues was offset by increases of $195 million in segment cost of revenues and $171 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $1,541 million for the year ended
December 31, 2025, compared to $1,676 million for the year ended December 31, 2024, a decrease of $135 million, or 8%. The decrease was primarily due to decreased sales of construction equipment, primarily to existing and new participants in the OWN Program, as presented in the following table (in millions):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$1,296	$1,474	$(178)	(12)%
Other equipment sales .................................................	245	202	43	21%
Total revenues - equipment sales ................................	$1,541	$1,676	$(135)	(8)%
Cost of equipment sold to OWN Program participants ...............................................................	$1,033	$1,237	$(204)	(16)%
Cost of other equipment sales .....................................	204	163	41	25%
Total cost of revenues - equipment sales .....................	$1,237	$1,400	$(163)	(12)%
__________________
(1)For the years ended December 31, 2025 and 2024, equipment sales to OWN Program participants included net revenue of $107 million and
$64 million, respectively, recognized on an agent basis, with overall transaction values of $747 million and $352 million, respectively.
The decrease in equipment sales of $135 million is primarily attributed to lower sales of $178 million in construction equipment to existing and new participants in our OWN Program. Sales of new and used equipment from our full service branch locations to contractors and other end users increased $55 million, primarily attributed to our site expansion, and was offset by a decrease of $12 million of new equipment sold to customers from our dealership locations.
Segment Adjusted EBITDA for our Equipment Sales segment was $276 million for the year ended
December 31, 2025, compared to $247 million for the year ended December 31, 2024, an increase of $29 million, or
12%. The increase in Segment Adjusted EBITDA was primarily attributed to higher gross margins on equipment sales.
All Other. Revenue for all other activities was $114 million for the year ended December 31, 2025, compared to
$53 million for the year ended December 31, 2024, an increase of $61 million, or 115%. This increase was primarily due to an increase of $30 million in telematics SaaS subscriptions, applications, and related telematics devices, as well as an increase of $31 million in sales of building materials, small tools, and hardware supplies due to our expansion of 9 hardware stores during the year ended December 31, 2025. Segment loss for our all other activities was $13 million for the year ended December 31, 2025, compared to $8 million for the year ended December 31,
2024, an increase of $5 million, or 63%, primarily due to the increase of $28 million in selling, general and administrative expenses, including employee compensation, technology costs, professional service fees, and insurance expenses which were allocated to all other activities based on employee headcount, partially offset by higher revenue as previously discussed.
Fiscal Year Ended December 31, 2024 Compared with Fiscal Year Ended December 31, 2023
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $2,035 million for the year ended December 31, 2024, compared to $1,632 million for the year ended
December 31, 2023, an increase of $403 million, or 25%. Approximately $331 million of the increase is attributed to the growth in fleet OEC under our management from $5,423 million as of December 31, 2023 to $6,601 million as of December 31, 2024, and the corresponding increase in our fleet size from 159,597 units to 194,462 units of equipment under our management as of December 31, 2023 and 2024, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-
service branch locations, which also increased from 190 as of December 31, 2023, to 267 as of December 31, 2024.

Revenue from sales of equipment parts, supplies, and services from mature branch locations and new branch locations open less than 24 months contributed $25 million and $20 million, respectively, to the increase in segment total revenues. Changes in the mix of equipment rented, along with price changes aligned with inflation, contributed approximately $28 million of the increase in equipment rental, parts, supplies and services revenue from 2023 to
2024.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $816 million for the year ended December 31, 2024, compared to $756 million for the year ended December 31, 2023, an increase of
$59 million, or 8%. The increase in Segment Adjusted EBITDA was primarily due to an increase in segment total revenues of $403 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $5,423 million as of December 31, 2023 to
$6,601 million as of December 31, 2024, and the corresponding increase in our fleet size from 159,597 units to
194,462 units of equipment under our management as of December 31, 2023 and 2024, respectively, driven by
OWN Program demand. The increase in segment total revenues was offset by increases of $143 million in segment cost of revenues and $200 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $1,676 million for the year ended December
31, 2024, compared to $879 million for the year ended December 31, 2023, an increase of $797 million, or 91%.
This increase was primarily due to increased sales of construction equipment to existing and new participants in the
OWN Program, as presented in the following table (in millions):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$1,474	$706	$768	109%
Other equipment sales .................................................	202	173	29	17%
Total revenues - equipment sales ................................	$1,676	$879	$797	91%
Cost of equipment sold to OWN Program participants ...............................................................	1,237	585	652	111%
Cost of other equipment sales .....................................	163	143	20	14%
Total cost of revenues - equipment sales .....................	$1,400	$728	$672	92%
__________________
(1)For the years ended December 31, 2024 and 2023, equipment sales to OWN Program participants included net revenue of $64 million and
$29 million, respectively, recognized on an agent basis, with overall transaction values of $352 million and $315 million, respectively.
The increase in equipment sales of $797 million is primarily attributed to higher sales of $768 million in construction equipment to existing and new participants in our OWN Program. In addition, sales of new and used equipment from our full service branch locations to contractors and other end users increased $47 million, primarily attributed to our site expansion, and was offset by a decrease of $19 million of new equipment sold to customers from our dealership locations.
Segment Adjusted EBITDA for our Equipment Sales segment was $247 million for the year ended December
31, 2024, compared to $124 million for the year ended December 31, 2023, an increase of $124 million, or 100%.
The increase in Segment Adjusted EBITDA was primarily attributed to the expansion of the OWN Program to support our organic growth initiatives.
All Other. Revenue for all other activities was $53 million for the year ended December 31, 2024, compared to
$45 million for the year ended December 31, 2023, an increase of $8 million, or 17%. This increase was primarily due to an increase in telematics SaaS subscriptions, applications, and related telematics devices. Segment loss for our all other activities was $8 million for the year ended December 31, 2024, compared to $15 million for the year ended December 31, 2023, a decrease of $7 million, or 47%, primarily due to the increase in telematics SaaS subscriptions revenue.

Liquidity and Capital Resources
Overview
Our primary liquidity needs include funding our growth, payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, and funding acquisitions.
Our future contractual obligations are further discussed in “—Contractual Obligations and Commitments”
below. Over the last three years, our primary sources of liquidity have been cash and cash equivalents, cash flows from our operations and our ability to borrow under our existing ABL Credit Facility, other financing arrangements, including lines of credit, and the issuances of perpetual preferred, common stock, and convertible preferred stock.
As of December 31, 2025, our liquidity consisted of cash and cash equivalents of $306 million and net excess availability of $1,039 million under our ABL Credit Facility. See “—ABL Credit Facility—Borrowing Capacity”
below.
Our strategy is to maintain enough liquidity from both cash from operations and our availability under our debt facilities to maintain sufficient headroom to finance our growth, as well as mitigate the impact that any adverse financial market conditions might have on our operations in the future. We believe that cash generated from operations, together with amounts available under the ABL Credit Facility or other financing arrangements, will be sufficient to meet working capital requirements, debt payments, and anticipated capital expenditures, as well as meet other strategic uses of cash, if any, over the next twelve months and beyond. We aim to maintain at least
$500 million in liquidity at all times.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that may restrict our operations. There can be no assurances that we will be able to raise additional capital on terms that are attractive to us or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.
We sell equipment to third party OWN Program participants who have financed equipment purchases through the issuance of ABS. Under the terms of the ABS, if the appraised value of the equipment declines below specified amounts, these vehicles may require the third-party owner to liquidate some or all of their equipment, which would make it unavailable to us and may require us to expend cash to obtain replacement equipment in order to supply our customers with rental equipment. See “Risk Factors—Our OWN Program subjects us to a number of risks, many of which are beyond our control.”
Cash Flows
Significant factors driving our liquidity position include cash flows generated from operating and financing activities, as well as investing activities. We have generated and expect to continue to generate positive cash flow from our operations. Our ability to fund our capital needs will be affected by our ongoing ability to generate cash from operations and access to capital markets.
The following table summarizes the change in cash and cash equivalents for the periods shown:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities ......................................	$264	$282	$279
Net cash used in investing activities ...............................................	(980)	(419)	(614)
Net cash provided by financing activities ......................................	615	228	408
Net increase (decrease) in cash and cash equivalents ..............	$(101)	$91	$73

Net Cash Provided by Operating Activities
For the years ended December 31, 2025 and 2024, net cash provided by our operating activities was $264 million and $282 million, respectively, and was in each period primarily due to cash generated from the growth in our business, increase in our rental fleet and corresponding growth in our revenues. These proceeds were offset partially by an increase in cost of revenues of $322 million, selling, general and administrative expenses of $214 million, and interest expense of $24 million for the year ended December 31, 2025, as compared to the year ended
December 31, 2024, and changes in working capital accounts.
For the years ended December 31, 2024 and 2023, net cash provided by our operating activities was $281 million and $279 million, respectively, and was in each period primarily due to cash generated from the growth in our business, increase in our rental fleet and corresponding growth in our revenues. These proceeds were offset, in part, by an increase in cost of revenues of $1,020 million, selling, general and administrative expenses of $220 million, and interest expense of $48 million for the year ended December 31, 2024, as compared to the year ended
December 31, 2023, and changes in working capital accounts.
Net Cash Used in Investing Activities
For the years ended December 31, 2025 and 2024, net cash used in our investing activities was $980 million and
$419 million, respectively, an increase of 134%, and was primarily due to a decrease in proceeds received from the sale of rental equipment of $1,160 million and $1,323 million for the years ended December 31, 2025 and 2024, an increase in by cash used for the purchases of rental equipment, which was $1,780 million for the year ended
December 31, 2025, and $1,586 million for the year ended December 31, 2024, and an increase in cash used for the purchases of properties and other fixed assets which was $248 million for the year ended December 31, 2025, and
$195 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, there were also significant uses of cash for the development of our T3 platform, as well as investments in debt and equity securities. These uses were offset partially by proceeds received from the sale of properties and other fixed assets of
$2 million and $102 million for the year ended December 31, 2025 and 2024, respectively.
For the years ended December 31, 2024 and 2023, net cash used in our investing activities was $419 million and
$614 million, respectively, a decrease of 32%, and was primarily due to an increase in proceeds received from the sale of rental equipment of $1,323 million and $647 million for the years ended December 31, 2024 and 2023, respectively, offset by cash used for the purchases of rental equipment, which was $1,586 million for the year ended
December 31, 2024, and $1,098 million for the year ended December 31, 2023, and cash used for the purchases of properties and other fixed assets which was $195 million for the year ended December 31, 2024, and $185 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, there were also significant uses of cash for the development of our T3 platform, as well as investments in debt and equity securities. These uses were offset, in part, by proceeds received from the sale of properties and other fixed assets of $102 million and $58 million for the year ended December 31, 2024 and 2023, respectively.
Net Cash Provided by Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $615 million, compared to
$228 million for the year ended December 31, 2024, an increase of 170%. Net cash provided by financing activities was positively impacted by net proceeds of $2,357 million from the issuance of long-term debt for the year ended
December 31, 2025, and net proceeds of $2,436 million from the issuance of long-term debt for the year ended
December 31, 2024. This was offset partially by using $1,679 million in cash to repay long-term debt and finance leases, as well as $19 million in cash for financing obligations for the year ended December 31, 2025, and by using
$2,195 million in cash to repay long-term debt and finance leases as well as $67 million in cash for financing obligations for the year ended December 31, 2024.
For the year ended December 31, 2024, net cash provided by financing activities was $228 million, compared to
$408 million for the year ended December 31, 2023, a decrease of 44%. Net cash provided by financing activities was positively impacted by net proceeds of $2,436 million from the issuance of long-term debt for the year ended
December 31, 2024, and net proceeds of $1,595 million from the issuance of long-term debt, net proceeds of $103 million from the issuance of perpetual preferred, net proceeds of $44 million from the issuance of common stock and net proceeds of $2 million from the issuance of convertible preferred stock for the year ended December 31,
2023. This was offset, in part, by using $2,195 million in cash to repay long-term debt and finance leases, as well as
$67 million in cash for financing obligations for the year ended December 31, 2024, and by using $1,339 million in cash to repay long-term debt and finance leases as well as $24 million in cash for financing obligations for the year ended December 31, 2023.
Capital Expenditures
Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of and deposits on property and other fixed assets and investments in internally developed software primarily associated with the development of our proprietary T3 platform and related software applications. We offset capital expenditures related to our rental equipment fleet through our sales of rental equipment to contractors and to OWN Program participants, including high net worth individuals, family offices, and other third parties who have financed equipment purchases through the issuance of ABS.
The table below sets forth the capital expenditures related to our rental equipment fleet, net of proceeds from the sale of rental equipment, and investments we are making to the T3 platform and other internally developed software for each of the years presented.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Purchases of rental equipment ..................................................	$1,780	$1,586	$1,098
Proceeds from sale of rental equipment ....................................	(1,160)	(1,323)	(647)
Net rental equipment capital expenditure ...........................	$620	$263	$451
Investments in internally developed software(1) ........................	39	38	25
Net rental equipment & software expenditure ....................	$659	$301	$476
__________________
(1)Represents expenditures in connection with developing and maintaining our information technology, including our T3 platform, as well as related software applications that generate platform revenue.
Net rental equipment capital expenditures were $620 million for the year ended December 31, 2025, compared to $263 million for the year ended December 31, 2024, an increase of 136%, as we continued to grow our fleet and site locations in connection with our geographical expansion.
Net rental equipment capital expenditures were $263 million for the year ended December 31, 2024, compared to $451 million for the year ended December 31, 2023, a decrease of 42%, as we continued to grow our fleet and site locations in connection with our geographical expansion.
ABL Credit Facility
Borrowing Capacity
On November 26, 2025, the Company refinanced existing borrowings under an asset-based lending facility
(“ABL Facility”) by entering into a new asset-based lending facility (“ABL Credit Facility”). The ABL Credit
Facility has a stated maturity date of November 26, 2030. The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL
Credit Facility) up to $2.75 billion. Borrowings under the ABL Credit Facility will bear interest at a rate (at the
Company’s election) equal to either (a) the Secured Overnight Financing Rate plus a spread between 112.5 to 137.5 basis points or (b) (x) the greatest of (i) 0.00%, (ii) the Federal Funds Rate in effect on such day plus 50 basis points,
(iii) the Secured Overnight Financing Rate for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (iv) the Prime Rate plus (y) a spread between 12.5 basis points and 37.5 basis points.

Similar to the ABL Facility, the ABL Credit Facility provides for the majority of our borrowing capacity and availability. Creditors under the ABL Credit Facility have a first-priority security interest in specific pools of assets identified as collateral therein. Our ability to borrow under the ABL Credit Facility is a function of, among other things, the value of the assets in the relevant collateral pool. We refer to the amount of debt we can borrow given a certain pool of assets as the “Borrowing Base,” which includes our accounts receivable, unbilled accounts receivable, eligible rental equipment, eligible rolling stock and eligible inventory.
Under the ABL Credit Facility, we are required to maintain control agreements on deposit accounts where,
(x) proceeds of collateral from customers and other obligors or (y) proceeds of sales of the collateral, are deposited.
During a Cash Dominion Period (as defined below), all amounts in such deposit accounts are swept into a collection account maintained with the ABL Credit Facility Agent and used to repay borrowings under the ABL Credit
Facility. A cash dominion period (“Cash Dominion Period”) begins from the occurrence of (a) any specified event of default or (b) specified availability being less than the greater of (i) 10% of the maximum borrowing amount and
(ii) $175 million, for five consecutive business days and ends when (a) no specified event of default exists and (b)
specified availability has been greater than the greater of (i) 10% of the maximum borrowing amount and (ii) $175 million, for twenty consecutive days.
As of December 31, 2025, we calculated a Borrowing Base, as defined under the ABL Credit Facility, of $2,240 million. We determine “Net Excess Availability” as the amount of additional debt we could borrow based on the existing borrowing base. As of December 31, 2025, we had Net Excess Availability of $1,039 million under the
ABL Facility. We determine “Remaining Capacity” as defined under the ABL Credit Facility as the maximum principal amount of debt permitted to be outstanding under the facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the facility. We calculate “Availability Under Borrowing Base Limitation” as the lower of Remaining Capacity or the
Borrowing Base less the principal amount of debt then-outstanding under the ABL Credit Facility, or the amount of debt we could borrow given the collateral we possess at such time, up to payment conditions. As of December 31,
2025, we calculated Remaining Capacity of $1,549 million and our “Availability Under Borrowing Base Limitation”
was $815 million. Under the ABL Credit Facility, “Remaining Capacity” and “Availability Under Borrowing Base
Limitation” are calculated and defined in the same way as under the ABL Facility.
As of December 31, 2025, $6 million of standby letters of credit were issued and outstanding with a third-party financial institution.
Covenants
Our ABL Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, or engage in certain transactions with certain affiliates. Under the terms of our ABL Credit Facility, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of December 31, 2025, the appropriate levels of liquidity have been maintained; therefore this financial maintenance covenant is not applicable. Additional information on the terms of our ABL Facility is included in Note 13 to our audited consolidated financial statements included elsewhere in this
2025 Form 10-K. Additional information on the terms of our ABL Credit Facility is included in Note 13 to our consolidated financial statements included elsewhere in this 2025 Form 10-K.
The ABL Credit Facility is secured on a first-priority basis by liens on substantially all of our and any guarantor’s assets, subject to permitted liens and certain exceptions. As of the date of this 2025 Form 10-K, the ABL
Credit Facility is not guaranteed by any of our subsidiaries.
Certain of the restrictive covenants under the ABL Credit Facility utilize adjusted EBITDA, as defined, as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. The adjusted EBITDA metric is calculated under the ABL Credit Facility as net income before the income tax provision, net financing charges, restructuring and impairment costs, allocation for support functions and other costs, and intangible asset amortization and depreciation, and new market start-up costs attributable to new locations less than twelve months old subject to a specified cap calculated as a percentage of the adjusted EBITDA metric. For the years ended December 31, 2025, 2024, and 2023, new market start-up costs attributed to our
Equipment Rental and Services Operations segment were $252 million, $197 million, and $124 million, respectively.
Notes
Senior Secured Second Lien Notes due 2028
On May 9, 2023, we issued $640,000,000 in aggregate principal amount of 9.000% Senior Secured Second Lien
Notes due 2028 (the “Initial 2028 Notes”). On September 21, 2023, we issued an additional $400,000,000 in aggregate principal amount of 9.000% Senior Secured Second Lien Notes due 2028 (the “Additional 2028 Notes”
and together with the Initial 2028 Notes, the “2028 Notes”). The 2028 Notes were issued pursuant to the indenture, dated as of May 9, 2023, between us and Citibank, N.A., as trustee and notes collateral agent (the “2028 Notes
Indenture”). The 2028 Notes bear interest at a rate of 9.00% per year and interest on the 2028 Notes is payable semi-
annually in arrears on May 15 and November 15 of each year. The 2028 Notes will mature on May 15, 2028.  The
2028 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2032 Notes (as defined below) and our
2033 Notes (as defined below).
The 2028 Notes and any related guarantees are secured on a second-priority basis by liens on substantially all of our and any guarantor’s assets that secure any first-priority lien obligations (including the ABL Credit Facility), subject to permitted liens and certain exceptions. There are certain situations where all or a portion of such collateral may be automatically released.
The 2028 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2028 Notes at the redemption prices set forth in the
2028 Notes Indenture.
The 2028 Notes Indenture contains certain covenants applicable to us and our restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and
(9) designations of unrestricted subsidiaries. Each of these covenants is subject to a number of important exceptions and qualifications. In addition, many of the restrictive covenants do not apply to us during any period when the 2028
Notes are rated investment grade by any two of Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s
Investors Ratings Services (“S&P”) and Fitch Ratings (“Fitch”) or, in certain circumstances, another rating agency selected by us, provided at such time no default under the 2028 Notes Indenture has occurred and is continuing. In the case of an event of default, the principal amount of the 2028 Notes plus accrued and unpaid interest would be accelerated.
Senior Secured Second Lien Notes due 2032
On April 16, 2024, we issued $600,000,000 in aggregate principal amount of 8.625% Senior Secured Second
Lien Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued pursuant to the indenture, dated as of
April 16, 2024, between us and Citibank, N.A., as trustee and notes collateral agent (the “2032 Notes Indenture”).
The 2032 Notes bear interest at a rate of 8.625% per year and interest on the 2032 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 2032 Notes will mature on May 15, 2032.  The 2032 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2028 Notes and our 2033 Notes.
The 2032 Notes and any related guarantees are secured on a second-priority basis by liens on substantially all of our and any guarantor’s assets that secure any first-priority lien obligations (including the ABL Credit Facility),

subject to permitted liens and certain exceptions. There are certain situations where all or a portion of such collateral may be automatically released.
As of the date of this 2025 Form 10-K, the 2032 Notes are not guaranteed by any of our subsidiaries. Going forward, the 2032 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2032 Notes at the redemption prices set forth in the
2032 Notes Indenture.
The 2032 Notes Indenture contains certain covenants applicable to us and our restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and
(9) designations of unrestricted subsidiaries. Each of these covenants is subject to a number of important exceptions and qualifications. In addition, many of the restrictive covenants do not apply to us during any period when the 2032
Notes are rated investment grade by any two of Moody’s, S&P, and Fitch or, in certain circumstances, another rating agency selected by us, provided at such time no default under the 2032 Notes Indenture has occurred and is continuing. In the case of an event of default, the principal amount of the 2032 Notes plus accrued and unpaid interest would be accelerated.
Senior Secured Second Lien Notes due 2033
On September 13, 2024, we issued $500,000,000 in aggregate principal amount of 8.000% Senior Secured
Second Lien Notes due 2033 (the “2033 Notes”). The 2033 Notes were issued pursuant to the indenture, dated as of
September 13, 2024, between us and Citibank, N.A., as trustee and notes collateral agent (the “2033 Notes
Indenture”). The 2033 Notes bear interest at a rate of 8.000% per year and interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 2033 Notes will mature on March 15,
2033.  The 2033 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2028 Notes and our 2032 Notes.
The 2033 Notes and any related guarantees are secured on a second-priority basis by liens on substantially all of our and any guarantor’s assets that secure any first-priority lien obligations (including the ABL Credit Facility), subject to permitted liens and certain exceptions. There are certain situations where all or a portion of such collateral may be automatically released.
As of the date of this 2025 Form 10-K, the 2033 Notes are not guaranteed by any of our subsidiaries. Going forward, the 2033 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2033 Notes at the redemption prices set forth in the
2033 Notes Indenture.
The 2033 Notes Indenture contains certain covenants applicable to us and our restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and
(9) designations of unrestricted subsidiaries. Each of these covenants is subject to a number of important exceptions and qualifications. In addition, many of the restrictive covenants do not apply to us during any period when the 2033
Notes are rated investment grade by any two of Moody’s, S&P, and Fitch or, in certain circumstances, another rating agency selected by us, provided at such time no default under the 2033 Notes Indenture has occurred and is continuing. In the case of an event of default, the principal amount of the 2033 Notes plus accrued and unpaid interest would be accelerated.
Certain of the restrictive covenants under the indentures governing our outstanding notes utilize consolidated total assets as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants.

In addition, certain liens and restricted payments are permitted subject to leverage ratios which are calculated based on an adjusted EBITDA metric. Such adjusted EBITDA metric is calculated under the indentures governing our outstanding notes as net income before income tax provision, net financing charges, restructuring and impairment costs, allocation for support functions and other costs, and intangible asset amortization and depreciation, and new market start-up costs attributable to new locations less than twelve months old subject to a specified cap calculated as a percentage of the adjusted EBITDA metric.
Amendments to the Indentures Governing the 2028 Notes and the 2032 Notes
On July 17, 2025, the indentures governing the 2028 Notes and the 2032 Notes were amended to conform certain covenants and related definitions for these notes to the indenture governing the 2033 Notes. Among other things, the amendments increased certain limits on debt incurrence to align with the 2033 Notes and aligned certain aspects of the lien covenant to the same terms in the 2033 Notes Indenture. In connection with these amendments to the indentures, we paid $5 million in fees and expenses.
Dividends
Dividends on our perpetual preferred accrue and accumulate daily in arrears on the then current accreted liquidation preference of the outstanding perpetual preferred, whether or not declared, and, if not declared and paid, will accrue at the applicable dividend rate and be compounded quarterly in arrears. Dividends on the perpetual preferred will be payable, at our election, in cash at any time when, as and if declared by our Board or any duly authorized committee of our Board, but only out of assets legally available. As of December 31, 2025, the maximum potential dividend accumulated in arrears on our perpetual preferred was approximately $124 million.
Contractual Obligations and Commitments
The following table summarizes our long-term contractual obligations and commitments as of December 31,
2025.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt ...............................................................	$3,335	$4	$1,035	$1,196	$1,100
Operating leases ............................................	1,059	119	228	206	506
Finance leases ...............................................	278	31	52	48	147
Financing obligations (equipment) ...............	26	7	7	13	–
Total contractual obligations ....................	$4,698	$161	$1,322	$1,463	$1,753
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity or capital resources.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires our management team to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes.
Certain of our accounting policies involve a higher degree of judgment and complexity in their application or selection. Management used estimates and assumptions in preparing these financial statements in accordance with
GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues, and expenses. As future events and their effects cannot be determined with precision, actual results could differ from the estimates that were used.
For a discussion of all of our significant accounting policies, see Note 2 to our audited consolidated financial statements included elsewhere in this 2025 Form 10-K. We believe that the following critical accounting policies affect the most significant estimates and management judgments used in preparing the consolidated financial statements.
Useful Lives and Salvage Values of Rental Equipment
Our principal assets are rental equipment, which represented 47% and 48% of our total assets as of
December 31, 2025, and 2024, respectively. Rental equipment is comprised of various classes of construction equipment, delivery vehicles, trailers, and installed telematics tracker devices. Rental equipment is purchased with the intention to rent the equipment as a long-term productive asset. Upon the equipment’s first rental, the equipment is considered to be placed into service and we begin to depreciate the asset over its estimated useful life to its estimated residual value. Generally, when rental equipment is placed into service, we estimate the period that the asset may be held in our rental fleet for the purpose of generating rental revenues, ranging from 5 to 10 years until its sale or disposal to another party. We also estimate the residual value of the applicable rental equipment at the expected time of sale or disposal, ranging from zero to 35% of the asset’s OEC. The residual value for rental equipment is affected by factors which include equipment age and amount of usage.
Depreciation rates are reviewed at least annually based on our ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods.
Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual value and assessing depreciation rates. As a result of this ongoing assessment, we make periodic adjustments to depreciation rates of rental equipment in response to changed market conditions and other factors. To the extent that the useful lives of all of our rental equipment were to change by one year, we estimate that our annual depreciation expense would decrease or increase by approximately $39 million or $50 million, respectively. If the estimated salvage values of all of our rental equipment were to increase or decrease by one percentage point, we estimate that our annual depreciation expense would change by approximately $6 million or $5 million, respectively. Any change in depreciation expense as a result of a hypothetical change in either useful lives or salvage values would generally result in a proportional increase or decrease in the gross profit we would recognize upon the ultimate sale of the asset.
Property Sale and Leaseback Transactions
In connection with our organic growth initiatives, we have routinely sold property to third parties and simultaneously entered into lease arrangements for the same property. Under these arrangements, we transfer legal ownership of the property to the third party in exchange for consideration, and in connection with the lease we retain the use of the property and make periodic lease payments. We evaluate the terms of the agreements to determine whether a sale has occurred in the context of a sale and leaseback transaction. The evaluation includes assessing if the customer obtains control of the property in accordance with Accounting Standards Codification Topic 606,
Revenue from Contracts with Customers, determining the classification of the lease, and identifying the existence of a repurchase option, all of which may include judgments. These judgments can materially impact the recognition of a financing obligation. Application of the lease classification criteria requires significant judgment, particularly relating to the valuation of the property sold in the transaction. We measure the fair value of the property on the basis of one or more of (1) the market approach, (2) the income approach, and (3) the cost approach.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, primarily related to the effects of changes in interest rates
(including credit spreads) and fluctuations in fuel prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a major financial institution in order to manage our exposure to counterparty nonperformance on such instruments.
Interest Rate Risk
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Facility as of December 31, 2025, our pre-tax earnings would decrease by an estimated $7 million over a 12-month period. We terminated certain interest rate swap agreements in connection with the entry into the ABL
Credit Facility.
Commodity Price Risk
The cost of logistics and transportation fluctuates in large part due to the price of oil and demand trends. Any fluctuations in our transportation costs in excess of amounts we charge to customers, including the cost of delivery and pick up of construction equipment, could harm our gross profits and margins. If we are unable to successfully mitigate a significant portion of commodity price increases or fluctuations, our results of operations could be harmed. A 10% increase in our transportation costs, if not recovered through higher charges to our customers, would have resulted in a change to cost of revenues of approximately $15 million, $10 million, and $7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Foreign Currency Risk
We employ a limited number of software engineers domiciled in the United Kingdom (the “UK”). As a result, we have foreign currency risk exposure to exchange rate fluctuations, primarily with respect to payroll, employee benefits, lease expense, and other costs incurred and paid in British Pounds. During the year ended December 31,
2025, the total costs incurred by our subsidiary in the UK was not material to our operating results. Based on the size of our subsidiary in the UK, we do not believe that a 10% change in the British Pound exchange rate would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
EquipmentShare.com Inc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EquipmentShare.com Inc and subsidiaries (the
Company) as of December 31, 2025 and 2024, the related consolidated statements of net income, comprehensive income, perpetual preferred stock and equity, and cash flows for each of the years in the three-year period ended
December 31, 2025, and the related notes and financial statement schedule II - valuation and qualifying accounts
(collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the
results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1)
relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Economic life estimates of rental equipment sold in sale leaseback transactions
As discussed in Notes 2 and 18 to the consolidated financial statements, the Company entered into rental equipment sale leaseback transactions during the year ended December 31, 2025. The Company assesses these sale leaseback arrangements to determine whether a sale has occurred and whether the classification of the lease precludes sale accounting. These assessments involve a determination of whether control of the underlying asset has been transferred to the buyer. If control of the underlying asset has been transferred to the buyer, the arrangements are accounted for as a sale leaseback transaction. The Company considers whether or not the term of the lease arrangement represents a major part of the remaining economic life of the underlying asset based on the period the underlying asset is expected to be usable by one or more users. The determination of the rental equipment’s economic life is subjective. The Company determines the economic life of the asset using a market approach which uses external and internal data of similar assets in the marketplace. During the year ended December 31, 2025, the
Company recognized revenue for various sales of rental equipment of $1,296 million in connection with sale leaseback transactions.
We identified the evaluation of the economic life of rental equipment sold in sale leaseback transactions as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the economic life of rental equipment at the time of the sale as changes to the economic life could have a significant effect on the sale leaseback accounting conclusions. Additionally, the audit effort associated with assessing the economic life of rental equipment sold in sale leaseback transactions required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the economic life of a sample of rental equipment sold as part of sale leaseback transactions by:
•developing independent estimates of the economic life of each sampled rental equipment asset using third-party market information for similar rental equipment asset categories
•comparing independent expectations of economic life for the sampled asset to the Company’s estimate of the economic life.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
St. Louis, Missouri
March 19, 2026
The accompanying notes are an integral part of these consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except par value)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents ......................................................................................................................	$306	$407
Accounts receivable, net ($20 and $36, respectively, due from related parties) ...................................	748	563
Inventories ..............................................................................................................................................	401	331
Prepaid costs ..........................................................................................................................................	169	42
Other current assets ................................................................................................................................	106	64
Total current assets ........................................................................................................................	1,730	1,407
Rental equipment, net ............................................................................................................................	2,834	2,335
Property and other fixed assets, net .......................................................................................................	504	339
Capitalized software, net ........................................................................................................................	110	92
Right of use assets, operating .................................................................................................................	676	569
Investments in non-consolidated affiliates .............................................................................................	59	54
Intangible assets, net ..............................................................................................................................	31	3
Other assets ............................................................................................................................................	43	17
Total assets ....................................................................................................................................	$5,987	$4,816

LIABILITIES, PERPETUAL PREFERRED STOCK, AND EQUITY
Accounts payable ($0.3 and $1, respectively, due to related parties) ....................................................	$95	$91
Accrued liabilities ($4 due to related parties in 2024) ...........................................................................	609	344
Manufacturer flooring plans payable .....................................................................................................	74	108
Current portion of long-term debt ..........................................................................................................	4	19
Current portion of operating lease liabilities ..........................................................................................	69	59
Current portion of finance lease liabilities .............................................................................................	19	17
Current portion of financing obligations ................................................................................................	10	20
Total current liabilities ..................................................................................................................	880	658
Long-term debt, net of current portion, original issue discounts, and debt issuance costs ....................	3,268	2,528
Operating lease liabilities, net of current portion ($5 and $25, respectively, due to related parties) .....	655	555
Finance lease liabilities, net of current portion ($28 and $29, respectively, due to related parties) ......	169	71
Financing obligations, net of current portion .........................................................................................	83	99
Deferred tax liabilities, net .....................................................................................................................	43	31
Other liabilities .......................................................................................................................................	1	1
Total liabilities ..............................................................................................................................	5,099	3,943

Perpetual preferred stock, net - $0.00000125 par value, 15 shares authorized, 14 and 14 shares issued and outstanding at December 31, 2025 and 2024, respectively ..................................................	360	324

Common stock - $0.00000125 par value, 273 shares authorized, 79 and 78 shares issued and outstanding at December 31, 2025 and 2024, respectively	–	–
Convertible preferred stock, net - $0.00000125 par value, 149 shares authorized, 142 and 142 shares issued and outstanding at December 31, 2025 and 2024, respectively .......................................	430	430
Treasury stock, at cost, 5 and 5 shares at December 31, 2025 and 2024, respectively .........................	(7)	(7)
Additional paid-in-capital ......................................................................................................................	105	114
Retained earnings ...................................................................................................................................	—	8
Accumulated other comprehensive income ...........................................................................................	—	4
Total equity ...................................................................................................................................	528	549
Total liabilities, perpetual preferred stock, and equity ..................................................................	$5,987	$4,816
The accompanying notes are an integral part of these consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(In millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
REVENUES
Equipment rental and related services ...................................................................	$2,437	$1,867	$1,511
Equipment sales ($79, $277, and $80, respectively, from related parties) ...........	1,541	1,676	879
Equipment parts and supplies and services ...........................................................	272	157	113
Platform: ................................................................................................................
Telematics ..........................................................................................................	66	32	21
Other ...................................................................................................................	63	32	33
Total revenues .................................................................................................	4,379	3,764	2,557

COST OF REVENUES
Direct operating costs ............................................................................................	799	663	546
OWN Program payouts ($40, $74, and $56, respectively, to related parties) .......	714	420	209
Equipment sales ....................................................................................................	1,237	1,400	728
Platform expense ...................................................................................................	68	30	29
Depreciation and amortization ..............................................................................	322	305	286
Total cost of revenues ........................................................................................	3,140	2,818	1,798
Gross profit .........................................................................................................	1,239	946	759

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...........................	942	728	509
Operating income ...............................................................................................	297	218	250

OTHER INCOME (EXPENSE)
Gain on sale of properties and other assets ...........................................................	1	20	10
Loss on debt extinguishment .................................................................................	(8)	–	(30)
Interest expense .....................................................................................................	(285)	(261)	(213)
Other income, net ($9 and $6 from related parties in 2025 and 2024, respectively) ..........................................................................................................	49	29	4
Total other expense, net .....................................................................................	(243)	(212)	(229)
INCOME BEFORE INCOME TAXES .............................................................	54	6	21

Provision for income taxes .......................................................................................	14	3	4

NET INCOME .........................................................................................................	$40	$3	$17

Deemed dividends on perpetual preferred stock ......................................................	(37)	(40)	(32)
Net income (loss) attributable to common shareholders ..........................................	$3	$(37)	$(15)

Weighted average common shares outstanding: ......................................................
Basic ......................................................................................................................	78	77	75
Diluted ...................................................................................................................	226	77	75
Earnings (loss) per common share: ..........................................................................
Basic ......................................................................................................................	$0.01	$(0.48)	$(0.20)
Diluted ...................................................................................................................	$0.01	$(0.48)	$(0.20)
The accompanying notes are an integral part of these consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income ...............................................................................................................	$40	$3	$17
Other comprehensive income, net of tax:
Change in fair value of derivative instruments ....................................................	(4)	–	(2)
COMPREHENSIVE INCOME ................................................................................	36	3	15
The accompanying notes are an integral part of these consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PERPETUAL PREFERRED STOCK AND EQUITY
(In millions)

										Accumulated
	Perpetual				Convertible			Additional		Other
	Preferred Stock, net		Common Stock		Preferred Stock, net		Treasury	Paid-In	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Income	Equity
Balance at January 1, 2023 .................................................	8	$151	73	$—	142	$426	$(7)	$88	$43	$6	$556
Net income ..........................................................................	–	–	–	–	–	–	–	–	17	–	17
Change in fair value of derivative instruments, net of tax ..	–	–	–	–	–	–	–	–	–	(2)	(2)
Issuance of perpetual preferred stock, net ...........................	6	103	–	–	–	–	–	–	–	–	–
Accretion of perpetual preferred stock to redemption value ....................................................................................	–	30	–	–	–	–	–	–	(30)	–	(30)
Issuance of convertible preferred stock, net .......................	–	–	–	–	–	2	–	–	–	–	2
Dividends on perpetual preferred stock ..............................	–	–	–	–	–	–	–	–	(5)	–	(5)
Issuance of common stock ..................................................	–	–	3	–	–	–	–	44	–	–	44
Exercises of stock options ...................................................	–	–	1	–	–	–	–	3	–	–	3
Stock based compensation expense ....................................	–	–	–	–	–	–	–	3	–	–	3
Balance at December 31, 2023 ...........................................	14	284	77	–	142	428	(7)	138	25	4	588
Impact of adoption of ASU 2020-06 ..................................	–	–	–	–	–	2	–	(2)	–	–	–
Net income .........................................................................	–	–	–	–	–	–	–	–	3	–	3
Accretion of perpetual preferred stock to redemption value ....................................................................................	–	40	–	–	–	–	–	(29)	(11)	–	(40)
Dividends on perpetual preferred stock ..............................	–	–	–	–	–	–	–	–	(9)	–	(9)
Exercises of stock options ...................................................	–	–	1	–	–	–	–	3	–	–	3
Stock based compensation expense ....................................	–	–	–	–	–	–	–	4	–	–	4
Balance at December 31, 2024 ...........................................	14	324	78	–	142	430	(7)	114	8	4	549
Net income ..........................................................................	–	–	–	–	–	–	–	–	40	–	40
Change in fair value of derivative instruments, net of tax ..	–	–	–	–	–	–	–	–	–	(4)	(4)
Accretion of perpetual preferred stock to redemption value ....................................................................................	–	36	–	–	–	–	–	(25)	(11)	–	(36)
Dividends on perpetual preferred stock ..............................	–	–	–	–	–	–	–	–	(37)	–	(37)
Acquisition of business and other assets .............................	–	–	1	–	–	–	–	10	–	–	10
Exercises of stock options ...................................................	–	–	1	–	–	–	–	2	–	–	2
Stock based compensation expense ....................................	–	–	–	–	–	–	–	4	–	–	4
Balance at December 31, 2025 ...........................................	14	$360	80	$—	142	$430	$(7)	$105	$—	$—	$528
The accompanying notes are an integral part of these consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income ...............................................................................................................	$40	$3	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense ................................................................	365	332	295
Gain on sale of properties and other assets ...........................................................	(1)	(20)	(10)
Loss on debt extinguishment ................................................................................	8	–	30
Amortization of debt issuance costs and original issue discounts ........................	21	20	14
Allowance for credit losses and doubtful accounts ..............................................	28	24	10
Change in operating lease cost ..............................................................................	115	153	151
Stock-based compensation expense ......................................................................	4	4	3
Deferred taxes .......................................................................................................	12	–	4
Other .....................................................................................................................	(18)	(1)	1
Change in operating assets and liabilities:
Accounts receivable ..............................................................................................	(206)	(135)	(84)
Inventories ............................................................................................................	(50)	(92)	(114)
Prepaid costs and other assets ...............................................................................	(146)	(37)	(2)
Accounts payable and manufacturer flooring plans payable ................................	(58)	37	70
Accrued liabilities .................................................................................................	266	125	38
Operating lease liabilities ......................................................................................	(116)	(131)	(143)
Other liabilities .....................................................................................................	–	–	(1)
Net cash provided by operating activities ..........................................................	264	282	279
INVESTING ACTIVITIES
Purchases of rental equipment ($27 and $133 from related parties in 2025 and 2024, respectively) ................................................................................................	(1,780)	(1,586)	(1,098)
Proceeds from sale of rental equipment ($55, $202, and $62, respectively, from related parties) ..............................................................................................	1,160	1,323	647
Purchases of and deposits on property and other fixed assets ..............................	(248)	(195)	(186)
Proceeds from sale of property and other fixed assets ..........................................	2	102	58
Investments in internally developed software ......................................................	(39)	(38)	(25)
Purchases of investments in equity and debt securities ........................................	(46)	(26)	(37)
Proceeds from sale of investments in equity and debt securities ..........................	19	10	27
Acquisition of businesses, net of cash acquired ...................................................	(48)	(6)	–
Net cash outflow from deconsolidation of subsidiary ..........................................	–	(3)	–
Net cash used in investing activities ..................................................................	(980)	(419)	(614)
FINANCING ACTIVITIES
Payments on long-term debt and finance leases ...................................................	(1,679)	(2,195)	(1,338)
Proceeds from long-term debt, net ........................................................................	2,357	2,436	1,595
Payments on deferred financing costs ..................................................................	(3)	(6)	(6)
Payments on financing obligations .......................................................................	(19)	(67)	(24)
Proceeds on financing obligations ........................................................................	1	68	55
Proceeds from issuance of perpetual preferred stock, net ....................................	–	–	103
Proceeds from issuance of convertible preferred stock, net .................................	–	–	2
Proceeds from issuance of common stock ............................................................	–	–	44
Dividends paid on perpetual preferred stock ........................................................	(37)	(9)	(5)
Exercise of stock options ......................................................................................	2	3	2
Lease termination and debt redemption prepayment fees ....................................	–	(2)	(20)
Other .....................................................................................................................	(7)	–	–
Net cash provided by financing activities ..........................................................	615	228	408
Net (decrease) increase in cash and cash equivalents .............................................	(101)	91	73
Cash and cash equivalents, beginning of period ...................................................	407	316	243
Cash and cash equivalents, end of period .............................................................	$306	$407	$316
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest ............................................................................................	$272	$230	$200
Cash paid for taxes ................................................................................................	6	2	1
NON-CASH ACTIVITIES:
Purchase of rental equipment with long-term debt ...............................................	$–	$6	$17
Purchase of rental equipment remaining in accounts payable ..............................	14	4	12
Purchase of property and other fixed assets remaining in accounts payable ........	5	9	17
Accretion of perpetual preferred stock to redemption value ................................	36	40	30
Equity issued in exchange for acquisition of business and other assets ...............	10	–	–

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.BUSINESS
EquipmentShare.com Inc and subsidiaries (“EquipmentShare” or the “Company”) was organized in 2014 and commenced operations on January 1, 2015. Effective June 30, 2025, EquipmentShare.com Inc changed its jurisdiction of incorporation from the state of Delaware to the state of Texas.
The Company is a vertically integrated platform that combines proprietary technology, a connected equipment fleet, and a nationwide footprint to serve the construction industry. More than a rental company, EquipmentShare delivers jobsite visibility and control through its cloud-based platform (“T3”), which integrates embedded telematics hardware, software applications, and real-time data to support both customers and internal operations. The T3 platform is original equipment manufacturer (“OEM”)-agnostic and gives the Company and its rental customers the ability to track mixed fleets, maximize utilization, reduce unplanned downtime, streamline maintenance, and improve jobsite security and operator accountability.
The Company utilizes its proprietary T3 platform in its equipment rental and service operations to manage construction equipment that is owned by the Company, as well as construction equipment that is leased from third party participants in the Company’s “OWN Program.” Under the OWN Program, participants may purchase from the Company new or used (typically less than four years old) equipment which is fully enabled with T3.
Concurrently, the participant and the Company enter into a lease agreement whereby this qualified equipment is placed on the Company’s T3 platform, to be rented to third party users. Rental revenue generated from equipment enrolled under the OWN Program is divided and shared between the Company and the owner of the equipment, and for the duration of the arrangement the Company manages the owner’s equipment utilizing the T3 platform. At the end of the sharing period under the OWN Program, the Company may assist the owner with remarketing services if the equipment is to be sold in the market as used construction equipment. The Company also offers several add-on services to the owner of the equipment.
In addition to equipment rentals, the Company also offers complementary products and services, such as equipment parts, supplies, services, and select jobsite support offerings. These products and services are integrated with the T3 platform to support broader jobsite needs as part of the Company’s equipment rental and services operations. The Company offers new and used equipment for sale to customers. Separately, the Company offers telematics SaaS subscriptions, supported by embedded telematics hardware to customers who use the digital tools to monitor fleet performance, manage maintenance, and oversee jobsite activity through a single platform. The
Company develops and enhances these tools and services with input from customers. The Company also retails building materials and hardware supplies to customers.
As of December 31, 2025, the Company had 352 full-service branches, 9 dealership sites, and 24 building materials and hardware retail stores located across 45 states in the U.S. The Company’s full-service, technology-
enabled model supports multiple customer touchpoints and allows it to operate a high-quality, diversified rental fleet. The Company’s branch network also serves as an effective distribution channel for fleet disposition and supports related activities including new and used equipment sales, parts, supplies and services. The Company is an authorized dealer for JLG, Takeuchi, Skyjack, Genie, and other major brands of construction and aerial equipment, and offers equipment rentals, parts, and services.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation: The accompanying consolidated financial statements reflect the Company’s accounts and subsidiaries in which the Company has a controlling financial interest. In the event that the Company is a primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity are included in the Company’s consolidated financial statements. Assets and liabilities of the
Company’s foreign subsidiary are translated from its functional currency into U.S. dollars using exchange rates at the balance sheet date. Revenues and expenses are translated at the exchange rate effective at the time of the transaction. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (“AOCI”). All intercompany transactions have been eliminated upon consolidation.
Use of estimates: Management used estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Those estimates and assumptions

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses. As future events and their effects cannot be determined with precision, actual results could differ from the estimates that were used.
Cash and cash equivalents: Cash and cash equivalents consist of interest bearing and non-interest bearing demand deposit accounts and instruments with an original maturity of less than ninety days that are held with financial institutions which are carried at cost. There was no restricted cash at December 31, 2025 and 2024.
Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains cash on deposit at financial institutions in excess of federally insured limits. The Company seeks to mitigate such risks by using multiple counterparties and monitoring the risk profiles of these counterparties. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.
The Company has borrowings under an asset-based lending facility with one financial institution. Management does not believe this concentration presents significant counterparty risk because the Company would be able to obtain similar credit facilities with other financial institutions.
Sales of equipment, parts, supplies and services to two third-party OWN Program participants comprised 20%
of the Company’s total revenue for the year ended December 31, 2025. Sales of equipment, parts, supplies and services to separate third-party OWN Program participants comprised 21% and 16% of the Company’s total revenue in each of the years ended December 31, 2024 and 2023, respectively. These revenues were reported in the
Company’s equipment rental operations and equipment sales segments (see Note 24).
Accounts receivable: Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards
Codification (“ASC”) Topic 842, Leases, (“Topic 842”) and Accounting Standards Update (“ASU”) 2016-03,
Financial Instruments—Credit Losses (“Topic 326”) for rental and non-rental receivables, respectively, the
Company maintains an allowance for doubtful accounts that reflects the management’s estimate of expected credit losses, in accordance with Topic 326 with respect to non-lease receivables, and an allowance for doubtful accounts as a general loss reserve, pursuant to ASC Topic 450, Contingencies ("Topic 450") with respect to lease receivables, which are not subject to the collectibility constraint. Management considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the receivables in dispute, the current receivables aging and current payment patterns, and existing industry and national economic trends when establishing and adjusting its allowance for doubtful accounts. Topic 326 does not apply to receivables arising from operating leases and, as disclosed in Note 18, the majority of the Company’s equipment rental revenue is accounted for as lease revenue under Topic 842. The Company reviews its allowance for doubtful accounts on a monthly basis.
If it is determined that all efforts to collect on a balance have been exhausted and it is concluded that the potential for recovering the account balance is remote, then the Company will write-off the account balance.
Inventories: Inventories consist of equipment spare parts, equipment assets that have been financed or paid for in cash that are held solely with the intent to be sold, equipment attachments, building materials, supplies, tools and telematics devices and related components. Title to new equipment held for sale at dealership locations transfers to the Company at shipping point from the manufacturer. Cost is determined, depending on the type of inventory, using either a specific identification or average cost method. At December 31, 2025 and 2024, approximately 33% and
45%, respectively, of inventory cost was determined by a specific identification method, and 67% and 55%, respectively, of inventory cost was determined by average cost.
Rental equipment, net: Rental equipment is comprised of various classes of construction equipment, delivery vehicles, trailers, and installed telematics tracker devices, all of which are stated at cost, net of related discounts. The
Company takes title and ownership of equipment for its rental fleet upon financing or remitting payment for the equipment. Equipment under manufacturer purchase agreements that have not been paid for in cash or financed are not the Company’s assets and, therefore, are not included in rental equipment on the accompanying consolidated balance sheets because the OEM can retrieve those assets at any time. Rental equipment must go through an extensive delivered, received, and accepted process upon receipt at the Company location. Costs incurred to prepare equipment for its intended use and costs incurred to transport the asset from one location to another prior to its first

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rental are added to the cost of the equipment. Rental equipment is purchased with the intention to rent the equipment as a long-term productive asset. Upon the equipment’s first rental, the equipment is considered to be placed in service and the Company begins to depreciate the asset over its estimated useful life to its estimated residual value.
Generally, when rental equipment is placed into service, the Company estimates the period that it may hold the asset in its rental fleet for the purpose of generating rental revenues, ranging from 5 to 10 years until its sale or disposal to another party. The Company also estimates the residual value of the applicable rental equipment at the expected time of sale or disposal, ranging from zero to 35 percent of the asset’s original equipment cost. The residual value for rental equipment is affected by factors which include equipment age and amount of usage.
Depreciation expense is calculated using the straight-line method and is recorded over the estimated holding period.
Depreciation rates are reviewed at least annually based on management’s ongoing assessment of present and estimated future market conditions, their effect on residual values at the time of disposal and the estimated holding periods. Market conditions for used equipment sales can also be affected by external factors such as the economy, natural disasters, fuel prices, supply of similar used equipment, the market price for similar new equipment and incentives offered by manufacturers of new equipment. These key factors are considered when estimating future residual value and assessing depreciation rates. As a result of this ongoing assessment, the Company makes periodic adjustments, applied prospectively, to depreciation rates of rental equipment in response to changed market conditions and other factors.
Property and other fixed assets, net: Property includes land, buildings and improvements, and leasehold improvements which are stated at cost. Buildings and improvements begin to be depreciated when placed in service over their estimated useful lives. Leasehold improvements are depreciated over the useful life of the improvement or the lease term, whichever is shorter. Land and construction in progress assets are not being depreciated. When construction in progress is completed, these assets are placed into service and begin to be depreciated. Other capitalized assets include furniture, fixtures, office equipment, and electronics. These assets are stated at cost and begin to be depreciated when placed in service over their estimated useful lives.
Depreciation expense is calculated using the straight-line method over the assets’ estimated useful lives, ranging from three to forty years.
Capitalized software: The Company is developing internal use telematics software and related products that it utilizes in the management of the rental fleet. Software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. Direct costs related to application development activities that are probable to result in additional functionality are capitalized. Upon completion of enhancements and updates, the total capitalized cost which includes payroll and related costs for employees directly associated with the project will begin to be amortized over an estimated useful life of five years.
Business Combinations: In recent years, the Company has completed multiple acquisitions, including a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-
based access control keypads, as well as building materials and hardware retail stores, industrial supplies businesses, and certain dealership sites. The Company may continue to make acquisitions in the future. Inventories, primarily finished goods, and other working capital, long-lived assets, goodwill and other intangible assets generally represent the largest components of these acquisitions. The assets acquired, including working capital, and liabilities assumed are recorded based on their respective estimated fair values at the date of acquisition. The fair value of inventories acquired in a business combination are measured at estimated selling price less costs of disposal and a reasonable profit margin for the selling effort. Equipment and other long-lived assets acquired are valued utilizing either a cost or market approach, or a combination of these methods, depending on the asset being valued and the availability of market data. The intangible assets other than goodwill that the Company has acquired are developed technology, trade names and associated trademarks, customer relationships, non-compete agreements, and dealership rights. The estimated fair values of these intangible assets reflect various assumptions about discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information.  Developed technology, trade names and associated trademarks, customer relationships, non-compete agreements, and dealership rights are valued based on an excess earnings or income approach utilizing projected cash flows and may be amortized over their respective useful lives if they are determined to be finite-lived intangible assets. Determining the fair value of the assets and liabilities acquired is judgmental in nature and can involve the use of significant

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimates and assumptions. The Company may also acquire other assets and assume liabilities, or working capital, in connection with the business combination. These other assets and liabilities typically include, but are not limited to accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate their book values at the acquisition date.
Goodwill is calculated as the excess of the cost of the acquired business over the net of the fair value of the assets acquired and the liabilities assumed.
Finite-lived intangible and long-lived assets: Intangible assets with finite lives are amortized over the estimated economic lives of the assets, which range from two to twenty years. These assets are primarily amortized using the straight-line method.
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset group may not be recoverable.
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset.
Investments: In accordance with FASB ASC Topic 321, Investments – Equity Securities (“Topic 321”),
investments in equity securities in which the Company does not have significant influence nor control of an investee are accounted for as financial assets and carried at fair value, except for equity securities that do not have readily determinable fair values which are carried at cost under the measurement alternative discussed below. Topic 321 also states that if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it should measure the equity security at fair value as of the date that the observable transaction occurred (hereinafter referred to as the measurement alternative). In addition, Topic 321 provides that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.
Equity securities carried at fair value are included in other current assets on the consolidated balance sheets.
Equity securities carried at cost under the measurement alternative are included in investments in non-consolidated affiliates on the consolidated balance sheets. Unrealized gains and losses from equity securities are included in other income, net in the consolidated statements of net income.
In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures (“Topic 323”) the
Company uses the equity method of accounting for investments in equity securities in which it obtains significant influence, but not control, of an investee. Equity method investments are recorded initially at cost, and subsequently adjusted to recognize the Company’s share of the earnings, losses and/or changes of the investee value after the date of acquisition.
The Company performs a qualitative impairment assessment of its investments if the investee has recognized a series of operating losses or has recognized an impairment loss in its financial statements to determine whether there is an other-than-temporary impairment. No impairment was identified in any of the three years in the period ended
December 31, 2025.
The Company has investments in debt securities, which are classified as available-for-sale. These investments are recorded at fair value and included in other current assets on the consolidated balance sheets. Unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income, net of tax, in the consolidated statements of comprehensive income.
Derivative instruments: During the normal course of operations, the Company is exposed to market risks including the effects of changes in interest rates. The Company managed this risk through the use of derivative instruments which it designated as cash flow hedges. The Company does not use derivative instruments for trading or other speculative purposes. The Company accounted for all derivatives in accordance with U.S. generally accepted accounting principles, which requires that such instruments be measured at fair value and recorded on the consolidated balance sheet as either an asset or a liability. Changes in the fair value of derivative instruments

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
designated as cash flow hedges are recorded in AOCI and reclassified into earnings when the hedged transaction affects earnings. During November 2025, in connection with a refinancing of its asset based lending facility, the
Company terminated its derivative instruments.
For purposes of balance sheet presentation, the Company elected to net the fair value of derivative instrument assets and liabilities entered into with the same counterparty and for whom it has the right of offset in the event of default.
Advertising expense: The Company expenses advertising costs during the period in which they are incurred.
Advertising expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of net income and totaled $8 million, $6 million, and $7 million for the years ended December 31, 2025,
2024 and 2023, respectively.
Employee savings plan: The Company offers eligible employees participation in a 401(k) plan in which the
Company matches employee contributions up to a specified amount. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $7 million, $5 million, and $4 million, respectively, to the 401(k) plan.
Lease arrangements with OWN Program participants: The Company leases equipment owned by participants in the OWN Program. The Company accounts for these arrangements as a lease under Topic 842 whereby the
Company is the lessee.
Utilizing the T3 platform, the Company offers the equipment to its customers for rent and a portion of the rental revenue generated for each individual piece of equipment is shared with the participant in the OWN Program as a variable lease payment. Such variable lease payments are not included in the classification or measurement of these lease arrangements. The portion of the rental revenues that are paid or payable to participants in the OWN Program as lease payments are based on separately negotiated terms that are commensurate and customary for the right to use the equipment, subject to a maximum lease payment in certain OWN Program agreements. The variable lease expense incurred is recognized and presented as OWN Program payouts within the cost of revenues in the consolidated statements of net income. There are no fixed lease payments paid or payable related to these lease agreements.
Equipment leased from participants in the OWN Program generally have terms ranging from five to seven years, and certain arrangements provide, upon mutual agreement of the participant and the Company, the ability to renew or extend the lease term. At the lease commencement date, the Company does not consider the renewals to be reasonably certain of being exercised.
Lease arrangements with other parties: The Company leases properties, vehicles, certain equipment used in its operations from parties not participating in the OWN Program, and aircraft under various operating and finance leases. The Company accounts for leases under Topic 842, which applies to an arrangement that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company determines if an arrangement is, or contains, a lease at the lease inception date by evaluating whether the arrangement conveys the right to control the use of an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the identified asset. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets.
In lease arrangements whereby the Company is a lessee, the Company recognizes a lease liability and a right of use (“ROU”) asset representing its right to use the underlying asset over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining minimum lease payments and the
ROU asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, tenant improvement allowances, lease incentives, and initial direct costs. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating lease or a finance lease.
The Company classifies all lease arrangements as an operating lease or a finance lease at the lease commencement date based on the terms of the arrangements. The Company’s lease classification evaluation, including for rental equipment leased from participants in the OWN Program, considers, among other things, determining whether or not the term of the lease arrangement represents a major part of the remaining economic life

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the underlying asset based on the period the underlying asset is expected to be usable by one or more users. The determination of the economic life of the asset, including for rental equipment leased from participants in the OWN
Program, is subjective. The Company determines the economic life of the asset using a market approach which utilizes external and internal data of similar assets in the marketplace.
When the Company is the lessee, the operating lease cost is recognized on a straight-line basis over the lease term, with the cost presented as a component of cost of revenues or selling, general and administrative expenses in the consolidated statements of net income. Finance lease cost is comprised of a separate interest component and amortization component and is presented as a component of depreciation and amortization and interest expense, net, in the consolidated statements of net income.
When the Company is the lessee, certain lease arrangements may require other payments such as costs related to service components, real estate and property taxes, common area maintenance, aircraft operating costs and insurance. These costs are generally variable in nature and are based on the actual costs incurred and required by the lease. All variable costs associated with the lease are expensed in the period incurred and presented and disclosed as variable lease costs included in selling, general and administrative expenses in the consolidated statements of net income.
The Company has certain equipment lease agreements that contain residual value guarantees. For equipment used under arrangements classified as operating leases, it is assumed at the lease commencement date that the equipment will be returned to the lessor at the end of the lease term in the condition required and, therefore, any residual value guarantees are excluded from the lease liability recorded. For equipment obtained under arrangements classified as financing leases, the Company assumes it will exercise end of lease term purchase options and, therefore, the cost of any residual value guarantees or purchase options are included as minimum lease payments for purposes of determining the lease liability at the commencement date. The Company’s finance and operating lease agreements do not contain any material restrictive financial covenants.
Topic 842 requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset, unless that rate is not readily determinable. In that case, the Company is permitted to use its incremental borrowing rate (“IBR”), which is defined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The IBR is calculated by utilizing the daily treasury yield curve rates, as published by the U.S. Department of the
Treasury, adjusted by a risk-based spread. The Company updates the rate quarterly and utilizes the treasury rate yields as of the first business day of each quarter for all new leases entered into during that quarter.
As the lessee, the Company’s finance and operating leases have remaining terms ranging from one to fifteen years, with some of those leases including options that grant the Company the ability to renew or extend the lease term. When determining the operating lease term, the Company does not include renewal options unless the renewals are deemed to be reasonably certain of being exercised at the operating lease commencement date.
Sale leaseback arrangements: The Company assesses sale leaseback arrangements to determine whether a sale has occurred under ASU 2014-09: Revenue from Contracts with Customers (“Topic 606”) and whether the classification of the lease precludes sale accounting under Topic 842. These assessments involve a determination of whether control of the underlying asset has been transferred to the buyer. If control of the underlying asset has been transferred to the buyer, the arrangements are accounted for as a sale and leaseback transaction. If control of the underlying asset has not been transferred to the buyer, the arrangements are accounted for as a financing obligation.
For each sale leaseback arrangement entered into with a third party, the measurements associated with the gain or loss recognized on the sale and the lease-related right-of-use assets and liabilities have been adjusted for any off-
market terms. These off-market adjustments are based on the difference between the sales price of the property or rental equipment and its fair value. When the sales price is greater than the underlying property or rental equipment's fair value, the Company recognizes the difference as a reduction to the sales price and as a financing obligation that is separate from the operating lease liability. The determination of the fair value of the assets related to sale leaseback arrangements is subjective and requires estimates, including the use of multiple valuation techniques. The

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company measures the fair value of the assets on the basis of one or more of (1) the market approach, (2) the income approach, or (3) the cost approach.
Build-to-suit lease arrangements: The Company evaluates build-to-suit lease arrangements, where the
Company is engaged by the owner to perform construction and development services prior to lease commencement, to determine whether or not the Company controls the underlying asset during the construction period. If the
Company controls the underlying asset during the construction period, the transaction is assessed as a sale leaseback arrangement.
At December 31, 2025, the Company was a party to certain property lease agreements under which lease commencement had not yet occurred. The lease commencement date will be determined, and the lease obligation recognized, once the underlying property and construction is completed and available for its intended use as a full-
service branch location, which is expected to occur in the next twenty-four months. For each build-to-suit arrangement, it was determined that the Company did not control the underlying constructed asset prior to the commencement date of the lease.
Revenue recognition: The Company is in the business of renting equipment that is owned by the Company or rented from vendors, contractors, and other third parties and then re-rented to third party customers as part of their normal business activities. Such arrangements are accounted for as operating leases with the Company as a lessor and governed by the standard rental contract.
As a lessor of rental equipment to customers, the Company recognizes revenue from equipment rentals in the period earned on a straight-line basis over the expected contract term, regardless of timing of billing to customers. A rental contract term can be daily, weekly, or monthly (28 days), and is billed when the maximum monthly rental charge is achieved, or at the completion of the rental contract, whichever is sooner. Because the term of the contract can extend across financial reporting periods, unbilled rental revenue of $45 million, $28 million, and $32 million was included in equipment rental and related services in the accompanying consolidated statements of net income for the years ended December 31, 2025, 2024 and 2023, respectively. As a lessor of rental equipment, the Company recognizes as incremental revenue the excess, if any, between the amount the customer is contractually required to pay which is based on the rental contract period and the cumulative amount of revenue recognized to date under that contract.
For leasing revenue associated with its lease of construction equipment to its customers, the Company, as a lessor, accounts for the lease component separately from the non-lease components using an allocation of the rental transaction consideration between the lease component and the non-lease components based on relative stand-alone selling prices. In developing relative stand-alone selling prices, the Company considers observable stand-alone selling prices associated with leasing activities and all of the performance obligations relating to non-lease sales and services associated with a lease of construction equipment to its customers.
The Company evaluates its rights to control of the rental equipment in determining whether the Company acts as the principal or agent in a rental arrangement whereby the Company is the lessor of the rental equipment to its customers. When the Company owns the equipment, the Company will act as the principal resulting in the rental revenue generated being recognized on a gross basis in equipment rental and related services revenue. When the
Company accepts another owner’s equipment into the OWN Program (see Note 18), the Company will evaluate whether it has control of the equipment that it re-rents to third party customers. When the Company has control of the equipment, the participant in the OWN Program does not have the ability to redeploy or retrieve the equipment while under rent. In this instance, the Company will act as the principal resulting in the rental revenue generated from the customer being presented on a gross basis in equipment rental and related services revenue and the rental payments owed to the equipment owner being presented as OWN Program payouts in cost of revenues. When the
Company does not have control of the equipment, the equipment owner, at their discretion, has the ability to redeploy, replace, or retrieve, the equipment under rent, and can arrange for substitute equipment to be delivered and rented to the Company's customer. In this instance, the Company will act as the agent resulting in the rental revenue generated from the customer and the rental payments owed to the equipment owner being presented on a net basis in equipment rental and related services revenue. The Company no longer enters into new lease arrangements with terms that provide the owner of the equipment with rights to control the equipment during the lease term.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is in the business of selling new and used equipment, parts and supplies, building materials and hardware supplies, and offers a full suite of services and proprietary digital tools that customers use to manage their equipment and jobsites more efficiently. Under Topic 606, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services. The contracts generally do not include variable consideration or multiple performance obligations.
Customers are billed after delivery has occurred, and payment terms vary depending on customer profile and location, type of service and product line. Given the Company’s contracts are typically less than a year in duration, there are no significant financing components. The profit on new and used equipment sales is included within operating activities on the consolidated statements of cash flows because this portion of the sales proceeds represent the retail process associated with such sales to customers and OWN Program participants.
See Note 18 for additional details relating to the Company’s recognition of revenue.
Insurance: The Company is self-insured through a wholly owned Missouri captive insurance subsidiary for workers’ compensation, automobile, property, and general liability claims below certain deductibles and stop loss limits. The Company estimates the required liability utilizing actuarial methods based upon various assumptions, which include, but are not limited to, the Company’s historical loss experience, projected loss development factors, actual payroll, and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident. The Company had an accrued liability of $39 million and $26 million for outstanding claims as of
December 31, 2025 and 2024, respectively, included in accrued liabilities on the accompanying consolidated balance sheets.
The Company is also self-insured for employee medical benefits below certain deductibles and certain stop-loss limits. The Company expensed $48 million, $32 million, and $25 million during the years ended December 31,
2025, 2024 and 2023 respectively, for costs relating to the employee medical benefit plan. The Company had $4 million and $3 million in accrued liabilities on the consolidated balance sheets for employee medical claims incurred but not reported as of December 31, 2025 and 2024, respectively.
Sales Tax: The Company collects significant amounts of sales taxes concurrent with its revenue-producing transactions with customers and remits those taxes to the various governmental agencies as prescribed by the taxing jurisdictions in which it operates. Such taxes are presented on a net basis in the consolidated statements of net income.
Manufacturer reimbursements: The Company receives reimbursements from equipment manufacturers for certain costs incurred to sell, or rent, the OEMs equipment to a customer. When there is an arrangement in place with the manufacturer that specifies and identifies costs incurred to sell or market the OEM equipment, the reimbursement is recorded as a contra expense within cost of revenues or selling, general and administrative expenses in the consolidated statements of net income. Consideration received from a manufacturer in excess of the specific, identifiable costs to sell or lease the OEM equipment, as well as reimbursements received where there is no arrangement in place with the manufacturer, are recorded as a reduction to the cost of the equipment asset or ROU lease asset. Reimbursements due are included in accounts receivable and reimbursements received in advance of the marketing effort are included in accrued liabilities on the consolidated balance sheets.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $126 million, $79 million and $60 million, respectively, as a contra expense for reimbursements from equipment manufacturers for specific, identifiable costs incurred to sell or market OEM equipment and $0.3 million was recognized as a reduction to the cost of the equipment asset or ROU lease asset for the year ended December 31, 2025.
Income taxes: The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determined deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
deferred tax assets and liabilities is recognized in income or expense in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it will not be able to realize the deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance will be recorded. The Company records uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes (“Topic 740”) on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-
than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Any interest or penalties incurred related to income tax filings are reported within interest expense, net, in the consolidated statements of net income.
Fair Value Measurements: Fair value measurements are categorized in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
•Level 1 – Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs, other than quoted market prices, in active markets for identical assets or liabilities.
(a)Quoted prices for similar assets or liabilities in inactive markets;
(b)Quoted prices for identical or similar assets or liabilities in inactive markets;
(c)Inputs other than quoted prices that are observable for the asset or liability;
(d)Inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3 – Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.
Additional disclosures about fair value measurements are presented in Note 21.
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosure: In December 2023, the FASB issued ASU 2023-09, which requires entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The
Company adopted this guidance on January 1, 2025, and was applied on a prospective basis to all periods presented.
The adoption of this guidance resulted in expanded disclosures and are included in Note 19 - Income Taxes.
Accounting for Convertible Instruments: In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments primarily by eliminating the cash conversion and beneficial conversion models in previous guidance. The Company adopted this guidance on January 1, 2024, using the modified retrospective approach. The adoption of ASU 2020-06 resulted in the elimination of the beneficial conversion feature of $2 million related to the Company’s Series A-2 convertible preferred stock, increasing convertible preferred stock by $2 million with a corresponding decrease to additional paid-in capital.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Pronouncements Not Yet Adopted:
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after
December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.
Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued
ASU 2025-05, which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15,
2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company is currently assessing the impact this guidance will have on our financial statements.
Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU
2025-06, which amends the guidance in ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The
amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
Interim Reporting - Narrow Scope Improvements: In December 2025, the FASB issued ASU 2025-11, which clarifies interim disclosure requirements and the applicability of ASC 270, Interim Reporting. The objective of the amendment is to provide further clarity about the current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-11 on its consolidated financial statements and related disclosures.
Codification Improvements: In December 2025, the FASB issued ASU 2025-12, which updates U.S. GAAP for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact, if any, on the consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consist of the following (In millions):

	December 31, 2025	December 31, 2024
Equipment rental and related services ...................................................................	$494	$387
Equipment sales .....................................................................................................	21	55
Equipment parts, supplies and services ..................................................................	128	70
Billed or uninvoiced OEM reimbursement receivables .........................................	97	62
Other ......................................................................................................................	76	32
Total accounts receivable ....................................................................................	816	606
Allowance for credit losses and doubtful accounts ................................................	(68)	(43)
Accounts receivable, net ......................................................................................	$748	$563
4.INVENTORY
Inventories consist of the following (In millions):

	December 31, 2025	December 31, 2024
Equipment inventory ..............................................................................................	$131	$148
Equipment parts .....................................................................................................	189	130
Telematics hardware ..............................................................................................	48	36
Building materials, supplies, small tools, and other ..............................................	33	17
Total inventories ..................................................................................................	$401	$331
5.RENTAL EQUIPMENT, NET
Rental equipment, net, consist of the following (In millions):

	December 31, 2025	December 31, 2024
Rental equipment ...................................................................................................	$3,596	$2,930
Installed telematics tracker devices ........................................................................	81	67
Total rental equipment ...........................................................................................	3,677	2,997
Less: accumulated depreciation .............................................................................	(843)	(662)
Rental equipment, net ............................................................................................	$2,834	$2,335
The Company recognized depreciation expense of $300 million, $293 million, and $280 million for the years ended December 31, 2025, 2024, and 2023, respectively, included within depreciation and amortization as a component of cost of revenues on the consolidated statements of net income.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.PROPERTY AND OTHER FIXED ASSETS, NET
Property and other fixed assets, net, consist of the following (In millions):

	December 31, 2025	December 31, 2024
Furniture, fixtures, office equipment and other .....................................................	$167	$125
Leasehold improvements .......................................................................................	161	96
Buildings and improvements .................................................................................	186	86
Construction in progress ........................................................................................	61	57
Land .......................................................................................................................	44	48
Total property and other fixed assets .....................................................................	619	412
Less: accumulated depreciation .............................................................................	(115)	(73)
Total property and other fixed assets, net .........................................................	$504	$339
The Company recognized depreciation expense of $42 million, $27 million, and $9 million for the years ended
December 31, 2025, 2024, and 2023, respectively, included in selling, general and administrative expenses on the consolidated statements of net income.
7.CAPITALIZED SOFTWARE, NET
Capitalized software, net, consists of the following (In millions):

	December 31, 2025	December 31, 2024
Capitalized software ..............................................................................................	$153	$113
Less: accumulated amortization ............................................................................	(43)	(21)
Total capitalized software, net ..........................................................................	$110	$92
The Company recognized amortization expense of $22 million, $12 million, and $6 million for the years ended
December 31, 2025, 2024, and 2023, respectively, included within depreciation and amortization as a component of cost of revenues on the consolidated statements of net income.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.INVESTMENTS
The changes in the Company’s investments accounted for using the equity method under Topic 323 and for financial assets carried at cost under Topic 321 are as follows (In millions):

	Equity method	Other
	investees	investments
	(Topic 323)	(Topic 321)	Total
Balance, January 1, 2023 ................................................................	$30	$18	$48
Investments ................................................................................	–	1	1
Share of investee net losses .......................................................	(5)	–	(5)
Balance, December 31, 2023 ..........................................................	$25	$19	$44
Investments ................................................................................	8	—	8
Share of investee net income .....................................................	2	—	2
Balance, December 31, 2024 ..........................................................	35	19	54
Investments ................................................................................	10	3	13
Share of investee net losses .......................................................	—	—	—
Remeasurement of investments .................................................	8	8	16
Change in ownership .................................................................	(22)	(1)	(23)
Other ..........................................................................................	(1)	—	(1)
Balance, December 31, 2025 ..........................................................	$30	$29	$59
Prior to 2022, the Company acquired a 49.9% noncontrolling ownership interest in The Morey Corporation
(“Morey”), a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads. The ownership interest provided the Company with significant influence, but not control, of this investee. On September 19, 2025, the Company entered into a stock purchase agreement to acquire 50.1% of the common stock of Morey, increasing the Company’s ownership interest from 49.9% to 100% (see Note 22). Pursuant to the accounting guidance under ASC Topic 805, Business
Combinations ("Topic 805") in connection with a business combination achieved in stages, the Company used a provisional estimate of Morey’s equity value to remeasure its previously held 49.9% noncontrolling ownership interest in Morey from $14 million to its acquisition-date estimated fair value of $22 million, resulting in a gain of approximately $8 million that is included in other income, net on the consolidated statement of net income for year ended December 31, 2025. The transaction resulted in Morey becoming a wholly-owned subsidiary of the Company and derecognizing the existing equity method investment of $22 million due to the change of ownership.
In connection with the acquisition of Morey, the Company acquired a 50% ownership interest in 10G LLC
(“10G”), a joint venture that designs, develops, engineers, tests and distributes electronic components and warehouses and sells electronic systems and products, focusing on legacy products. Morey formed the joint venture prior to 2022. The 50% ownership interest provides the Company with significant influence, but not control, of 10G.
The carrying amount of the investment at the time of the acquisition was accounted for under the equity method, valued at $9 million and remeasured to its acquisition-date estimated fair value of $10 million.
During the year ended December 31, 2025, the Company identified an observable price change related to an investment in an equity security that was carried at cost of $0.2 million under the measurement alternative under
Topic 321, resulting in the remeasurement of the equity security to an estimated fair value of $8 million, resulting in a gain of approximately $8 million that is included in other income, net on the consolidated statement of net income for year ended December 31, 2025. The remeasured fair value was estimated based on the investee’s sale of the same equity instrument to a new investor for cash consideration.
On December 31, 2024, the Company entered into an agreement with Powers Group, Inc. (“Powers”), a third-
party insurance agency that provides customers with a range of personal and business insurance policies and related services, whereby the Company exchanged its 70.01% controlling ownership in a less than wholly owned and

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidated subsidiary that exclusively handles construction insurance products for a 26.95% noncontrolling ownership interest in Powers. The 26.95% ownership interest, valued at $7 million, provides the Company with significant influence, but not control, of Powers. The Company recorded a non-cash investment in an equity method investee of $8 million and deconsolidated $1 million of net assets representing its 70.01% controlling ownership interest in a subsidiary, resulting in a gain of approximately $6 million that is included in other income, net on the consolidated statement of net income for the year ended December 31, 2024.
The Company’s other investment activities were not material during the years ended December 31, 2025, 2024, and 2023.
9.INTANGIBLE ASSETS, NET
Finite-lived intangible assets, net consisted of the follow major classes (In millions):

		December 31, 2025
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Amount	Amortization	Value
Acquired developed technology ..........................	9	$13	$1	$12
Trade names and associated trademarks ..............	5	5	—	5
Customer relationships ........................................	20	7	—	7
Dealership rights ..................................................	18	3	1	2
Other ....................................................................	5	5	—	5
Total .....................................................................		$33	$2	$31

		December 31, 2024
	Weighted Average	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Amount	Amortization	Value
Dealership rights ..................................................	18	$3	$—	$3
Total .....................................................................		$3	$—	$3
Amortization of intangible assets was $1 million, $0.3 million and $0.3 million for the years ended
December 31, 2025, 2024, and 2023, respectively, included in selling, general and administrative expenses on the consolidated statements of net income. As of December 31, 2025, the Company expects amortization expense to be approximately $4 million in 2026, $4 million in 2027, $4 million in 2028, $4 million in 2029, $3 million in 2030, and $12 million thereafter.
10.DERIVATIVE INSTRUMENTS
The Company previously entered into interest rate swaps, effectively converting the interest on a notional amount of $375 million of the Company's floating-rate borrowing to a fixed rate. The purpose of the interest rate swaps is to reduce the impact of future interest-rate changes on interest expense. The Company designated the interest rate swaps as a cash flow hedge. On November 26, 2025, the Company completed a refinancing of borrowings under its revolving credit facilities, and in connection with such refinancing, the Company also terminated the interest rate swaps.
For the years ended December 31, 2025, 2024, and 2023, approximately $4 million, $8 million, and $7 million, respectively, of gains realized on the interest rate swaps were reclassified from accumulated other comprehensive income and included in interest expense, net, in the consolidated statements of net income.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.ACCRUED LIABILITIES
Accrued liabilities consist of the following (In millions):

	December 31, 2025	December 31, 2024
Accrued equipment purchases .......................................................................	$281	$101
Accrued expenses ...........................................................................................	65	31
Accrued salaries and benefits .........................................................................	57	37
Payable to OWN Program participants ..........................................................	53	46
Insurance claims, including incurred but not reported ...................................	43	29
Accrued interest .............................................................................................	33	33
Deferred revenue ............................................................................................	30	20
Manufacturer liability ....................................................................................	12	5
Real and personal property tax payable .........................................................	13	8
Sales and income tax payable ........................................................................	12	15
Other ..............................................................................................................	10	19
Total accrued liabilities .............................................................................	$609	$344
12.MANUFACTURER FLOORING PLANS PAYABLE
Manufacturer flooring plans payable are financing arrangements with OEMs under standard terms and conditions for the purchase of equipment inventory and rental equipment. The Company makes payments to the
OEM in accordance with the original terms of the financing agreements. However, the Company may sell equipment that is financed under manufacturer flooring plans prior to the original due date of the financing agreement. The related manufacturer flooring plan payable is then paid at the time the equipment being financed is sold. The manufacturer flooring plans payable are secured by the equipment being financed. Changes in manufacturer flooring plans payable are reported as operating cash flows in the accompanying consolidated statements of cash flows.
The interest cost incurred on the manufacturer flooring plans ranges from 0% to variable rates commonly referenced in the market, plus an applicable margin. Certain manufacturer flooring plans provide for a one to twelve month reduced interest rate term or a deferred payment period. For the years ended December 31, 2025, 2024 and
2023, interest expense related to these arrangements were $3 million, $3 million and $1 million, respectively, and included in interest expense, net, in the consolidated statements of net income. At December 31, 2025, the manufacturer flooring plans payable have due dates during 2026 based on original financing terms.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.LONG-TERM DEBT AND LINES OF CREDIT
The Company had the following outstanding amounts of long-term debt (In millions):

	December 31, 2025	December 31, 2024
Long-term debt and lines of credit:
Asset based revolving credit facility, bearing interest at a rate of 4.86%, secured by equipment and other current assets .................................................	$1,196	$465
Senior Secured Second Lien Notes bearing interest at a rate of 9.00% ................	1,034	1,034
Senior Secured Second Lien Notes bearing interest at a rate of 8.625% ..............	600	600
Senior Secured Second Lien Notes bearing interest at a rate of 8.00% ................	500	500
Notes payable to various institutions, bearing interest at rates ranging from 3.75% to 5.10%, maturing through 2029, secured by specific equipment .......	2	18
Equipment financing lines of credit with various institutions, bearing interest at rates ranging from 5.30% to 12.63%, maturing through 2025 ........................	3	9
Total long-term debt and lines of credit ....................................................................	3,335	2,626
Less: original issue discounts ....................................................................................	(22)	(31)
Less: debt issuance costs ...........................................................................................	(41)	(48)
	3,272	2,547
Less: current maturities .............................................................................................	(4)	(19)
Long-term debt and lines of credit, net of current portion, original issue discounts, and debt issuance costs ..........................................................................................	$3,268	$2,528
The maturities of long-term debt and lines of credit as of December 31, are as follows (In millions):

2026 ......................................................................................................................................................	$4
2027 ......................................................................................................................................................	–
2028 ......................................................................................................................................................	1,035
2029 ......................................................................................................................................................	–
2030 ......................................................................................................................................................	1,196
Thereafter ..............................................................................................................................................	1,100
Total ......................................................................................................................................................	$3,335
ABL Facility
During 2021, the Company entered into an asset-based lending facility (“ABL Facility”).
On May 9, 2023, the ABL Facility was amended and restated, and among other things, (i) extended the maturity date of the ABL Facility to May 9, 2028, (ii) increased the maximum borrowing capacity from $2 billion to $3 billion, subject to certain availability requirements, covenants, and restrictions, (iii) lowered the Secured Overnight
Financing Rate (“SOFR”) applicable margin rate range to be 1.75% to 2.25%, depending on the average maximum borrowing amount, (iv) lowered the base rate applicable margin rate range to be 0.75% to 1.25%, depending on the average maximum borrowing amount, and (v) eliminated the following financial covenants: total leverage ratio, the total debt to consolidated EBIT ratio, and total debt to original equipment cost ratio. In connection with this amendment, the Company expensed $0.4 million of previously capitalized debt issuance costs relating to certain lenders who exited the syndicate.
On June 29, 2023, the ABL Facility was further amended by creating two tranches within the existing $3 billion total credit facility, including a $2.85 billion revolving credit facility and a $150 million first-in, last-out (“FILO”)
term loan, maturing May 9, 2028. The proceeds from the FILO loan were used to pay down existing borrowing under the revolving credit facility, resulting in an increase in availability under the ABL Facility. The borrowings

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the FILO loan bear a floating interest rate at the SOFR, plus a credit spread adjustment of 10 basis points and an additional spread of 375 basis points to 425 basis points, based on an availability matrix. Upon the occurrence of certain events, the Company must make mandatory prepayments of (i) 100% of net proceeds from an equity issuance (other than the in-process issuance of perpetual preferred stock and common stock or a fixed charge coverage ratio (“FCCR”) contribution required to be made under the ABL Facility), until the FILO term loan is repaid in full; (ii) 50% of net proceeds from the issuance or incurrence of any bond, term loan or other indebtedness
(excluding certain exceptions), until the FILO loan is repaid in full; and, (iii) voluntary prepayments of the FILO term loan so long as no event of default (as defined) exists or would result from such prepayment or when certain payment conditions, as defined, are met. In connection with this amendment, the Company incurred debt issuance costs of $2 million.
On September 19, 2023, the ABL Facility was amended and restated reducing the required debt repayment of the FILO term loan from the net proceeds from the issuance of the Additional 2028 Notes (defined below) from
$150 million to $50 million.
On June 27, 2024, the Company amended the ABL Facility to, among other things, calculate certain financial covenants, including those that potentially impact the overall borrowing capacity, on a pro forma basis to give effect to the Company’s purchase of previously-leased rental equipment, and to permit the Company to incur an increased amount of second-lien secured debt under other indebtedness.
The ABL Facility contains negative covenants that permit, subject to certain defined conditions, the Company’s ability to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends, or make certain other restricted payments on, capital stock and certain other securities, (iv) prepay certain indebtedness and (v) make acquisitions and investments.
In addition, the FCCR covenant under the ABL Facility will only apply in the future if specified availability under the ABL Facility falls below ten percent of the maximum revolver under the ABL Facility.
As of December 31, 2024, the Company had $465 million outstanding under the ABL Facility bearing interest at the SOFR of 6.44%, included in long-term debt on the consolidated balance sheets.
ABL Credit Facility
On November 26, 2025, the Company refinanced existing borrowings under the ABL Facility by entering into a new senior secured asset-based revolving credit facility (“ABL Credit Facility”). The new ABL Credit Facility has a
maturity date of November 26, 2030. The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the new ABL Credit
Facility) up to $2.75 billion. Borrowings under the new ABL Credit Facility will bear interest at a rate (at the
Company’s election) equal to either (a) the Secured Overnight Financing Rate (“SOFR”) plus a spread between
112.5 to 137.5 basis points or (b) the greatest of (i) 0%, (ii) the Federal Funds Rate in effect on such day plus 50 basis points, (iii) the Secured Overnight Financing Rate for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (iv) the Prime Rate plus (y) a spread between 12.5 basis points and 37.5 basis points. In connection with the refinancing, the Company expensed $8 million of previously capitalized debt issuance costs relating to certain lenders under the ABL Facility who exited the syndicate, and included in loss on debt extinguishment on the consolidated statements of net income. Additionally, in connection with the refinancing, the Company capitalized $9 million of debt issuance costs.
The ABL Credit Facility contains negative covenants that permit, subject to certain defined conditions, the
Company to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends, or make certain other restricted payments on, capital stock and certain other securities, subject to applicable caps, (iv) prepay certain indebtedness and (v) make certain acquisitions and investments. Under the new ABL Credit Facility, there is one financial covenant that will only apply in the future if excess availability under the new ABL Credit Facility falls below the greater of 10 percent of the maximum borrowing amount under the new ABL Credit Facility or $175

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million. As of December 31, 2025, availability under the ABL Credit Facility exceeded this threshold and, as a result, the financial covenant was not applicable.
As of December 31, 2025, the Company had $1,196 million outstanding under the ABL Credit Facility bearing interest at the SOFR of 4.86%, included in long-term debt on the consolidated balance sheets.
The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL Facility) and “net excess availability” (the amount of additional debt the Company could borrow based on the existing borrowing base). As of December 31, 2025, the
Company had a borrowing base, as defined under the ABL Credit Facility, of $2,240 million. After outstanding borrowings and letters of credit, the net excess availability at December 31, 2025, as defined under the ABL facility credit agreement, was $1,039 million, of which the Company could borrow up to $815 million without any additional repayment conditions.
Senior Secured Second Lien Notes due 2028
On May 9, 2023, the Company issued $640 million of its 9.00% Senior Secured Second Lien Notes due 2028
(the “2028 Notes”) at a discount to par of 94.26%. Interest on the 2028 Notes accrues at the rate of 9.00% per annum and is payable semi-annually on May 15 and November 15. The 2028 Notes will mature on May 15, 2028. After deducting $37 million in original issue discounts and $7 million in offering expenses and costs, net proceeds from the issuance of the Notes was $597 million. Upon the issuance of the 2028 Notes, the Company capitalized $5 million of bond financing costs.
Additional Senior Secured Second Lien Notes due 2028
On September 21, 2023, the Company issued an additional $400 million of its 9.00% Senior Secured Second
Lien Notes due 2028 (the “Additional 2028 Notes”) at a discount to par of 97.75%. Interest on the Additional 2028
Notes accrues at a rate of 9.00% per annum beginning on May 9, 2023, and is payable semi-annually on May 15 and
November 15. The Additional 2028 Notes will mature on May 15, 2028. After deducting $9 million in original issue discounts and $4 million in offering expenses and costs, net proceeds from the issuance of the Additional 2028
Notes was $387 million. Upon the issuance of the Additional 2028 Notes, the Company capitalized $1 million of bond financing costs. Additionally, the Company received $13 million of accrued interest from the purchasers of the
Additional 2028 Notes for the period from May 9, 2023 to September 20, 2023, which was paid to the bondholders along with accrued interest on November 15, 2023.
Senior Secured Second Lien Notes due 2032
On April 16, 2024, the Company issued $600 million of its 8.625% Senior Secured Second Lien Notes due
2032 (the “2032 Notes”). Interest on the 2032 Notes accrues at a rate of 8.625% per annum and is payable semi-
annually on May 15 and November 15, commencing November 15, 2024. The 2032 Notes will mature on May 15,
2032. After deducting $6 million in offering expenses and costs, net proceeds from the issuance of the Notes was
$594 million. Upon the issuance of the Notes, the Company capitalized $4 million of bond financing costs.
Senior Secured Second Lien Notes due 2033
On September 10, 2024, the Company issued $500 million of its 8.00% Senior Secured Second Lien Notes due
2033 (the “2033 Notes”). Interest on the 2033 Notes accrues at the rate of 8.00% per annum and is payable semi-
annually on May 15 and November 15, commencing March 15, 2025. The 2033 Notes will mature on March 15,
2033. After deducting $5 million in offering expenses and costs, net proceeds from the issuance of the 2033 Notes was $495 million. Upon the issuance of the 2033 Notes, the Company capitalized $2 million of bond financing costs.
Ranking: Notes and Guarantees
The 2028 Notes and Additional 2028 Notes are the Company’s senior secured obligations, secured by substantially all of the assets of the Company, and will rank equal in right of payment with all of the Company’s existing and future senior indebtedness, including indebtedness under the ABL Facility, rank senior in right of

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payment to all of the Company’s future subordinated indebtedness, rank effectively senior to the Company’s existing and future senior unsecured indebtedness to the extent of the value of the collateral securing the 2028 Notes and Additional 2028 Notes, rank effectively junior to all of the Company’s existing and future first-priority lien indebtedness (including indebtedness under the ABL Facility) to the extent of the value of the collateral securing such indebtedness; and effectively junior to any of the Company’s other existing and future indebtedness that is secured by assets that do not constitute collateral for the 2028 Notes and Additional 2028 Notes to the extent of the value of such assets. The 2028 Notes and Additional 2028 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of the Company’s domestic subsidiaries, secured by substantially all of the guarantor’s assets that secure any first-priority lien obligations, subject to permitted liens and certain exceptions.
The 2032 Notes are the Company’s senior secured obligations, secured by substantially all of the assets of the
Company, and will rank equal in right of payment with all of the Company’s existing and future senior indebtedness, including indebtedness under the ABL Facility, the 2028 Notes, and Additional 2028 Notes, rank senior in right of payment to all of the Company’s future subordinated indebtedness, rank effectively senior to the Company’s existing and future senior unsecured indebtedness to the extent of the value of the collateral securing the 2032 Notes, rank effectively junior to all of the Company’s and any Guarantor’s existing and future first-priority lien indebtedness (including indebtedness under the ABL Facility) to the extent of the value of the collateral securing such indebtedness, rank equal with all of the Company’s and any Guarantor’s existing and future indebtedness that is secured on a second-priority basis by the Collateral (including the 2028 Notes and Additional 2028 Notes) to the extent of the value of the collateral securing the 2032 Notes; and effectively junior to any of the Company’s and any
Guarantor’s other existing and future indebtedness that is secured by assets that do not constitute collateral for the
2032 Notes to the extent of the value of such assets. The 2032 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of the Company’s domestic subsidiaries, secured by substantially all of the guarantor’s assets that secure any first-priority lien obligations, subject to permitted liens and certain exceptions, and secured on an equal basis by liens on certain of the Company’s assets that secure any other second lien obligations, subject to permitted liens.
The 2033 Notes are the Company’s senior secured obligations, secured by substantially all of the assets of the
Company, and will rank equal in right of payment with all of the Company’s existing and future senior indebtedness, including indebtedness under the ABL Facility, the 2028 Notes, Additional 2028 Notes, and 2032 Notes, rank senior in right of payment to all of the Company’s future subordinated indebtedness, rank effectively senior to the
Company’s existing and future senior unsecured indebtedness to the extent of the value of the collateral securing the
2033 Notes, rank effectively junior to all of the Company’s and any Guarantor’s existing and future first-priority lien indebtedness (including indebtedness under the ABL Facility) to the extent of the value of the collateral securing such indebtedness, rank equal with all of the Company’s and any Guarantor’s existing and future indebtedness that is secured on a second-priority basis by the Collateral (including the 2028 Notes, Additional 2028 Notes, and 2032
Notes) to the extent of the value of the collateral securing the 2033 Notes; and effectively junior to any of the
Company’s and any Guarantor’s other existing and future indebtedness that is secured by assets that do not constitute collateral for the 2033 Notes to the extent of the value of such assets. The 2033 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of the Company’s domestic subsidiaries, secured by substantially all of the guarantor’s assets that secure any first-priority lien obligations, subject to permitted liens and certain exceptions, and secured on an equal basis by liens on certain of the Company’s assets that secure any other second lien obligations, subject to permitted liens.
Redemption
The Company may redeem the 2028 Notes and Additional 2028 Notes, in whole or in part, at any time (i) on or after May 15, 2025 and prior to May 15, 2026, at a price equal to 106.75% of the principal amount of the 2028
Notes and Additional 2028 Notes, (ii) on or after May 15, 2026 and prior to May 15, 2027, at a price equal to
104.50% of the principal amount of the 2028 Notes and Additional 2028 Notes and (iii) on or after May 15, 2027, at a price equal to 100.00% of the principal amount of the 2028 Notes and Additional 2028 Notes, in each case, plus accrued and unpaid interest and additional amounts, if any, up to, but excluding, the redemption date. In addition, the Company could have redeemed some or all of the 2028 Notes and Additional 2028 Notes at any time prior to
May 15, 2025, by paying a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to May 15, 2025, the Company may use net cash proceeds of certain equity offerings

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to redeem up to 40% of the principal amount of the 2028 Notes and Additional 2028 Notes at a redemption price equal to 109.00%, provided that, after giving effect to such redemption, at least 50% of the principal amount of such
2028 Notes and Additional 2028 Notes issued on the issue date remain outstanding. If there are not less than 90% in the aggregate principal amount of outstanding 2028 Notes and Additional 2028 Notes validly tendered and the
Company purchases such 2028 Notes and Additional 2028 Notes, the Company will have the right to redeem all
2028 Notes and Additional 2028 Notes that remain outstanding following such purchase at a price equal to the price paid to each other holder in such tender offer (which may be less than par) plus, to the extent not included in the tender offer payment, accrued and unpaid interest. Upon the occurrence of a Change of Control, as defined, the
Company is required to make an offer to purchase the 2028 Notes and Additional 2028 Notes at a redemption price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest. If the Company sells assets outside the ordinary course of business and does not use the net proceeds for specified purposes, the Company is required to make an offer to use such net proceeds to repurchase the 2028 Notes and Additional 2028 Notes at
100.00% of their aggregate principal amount, plus accrued and unpaid interest to the redemption date. If an Event of
Default occurs, as defined, the holders of at least 30% in the aggregate principal amount of the 2028 Notes and
Additional 2028 Notes then outstanding may declare the principal of, premium or the applicable premium, and accrued and unpaid interest, on all of the outstanding 2028 Notes and Additional 2028 Notes due and payable immediately.
The Company may redeem the 2032 Notes, in whole or in part, at any time (i) on or after May 15, 2027 and prior to May 15, 2028, at a price equal to 104.313% of the principal amount of the 2032 Notes, (ii) on or after May
15, 2028 and prior to May 15, 2029, at a price equal to 102.156% of the principal amount of the 2032 Notes and (iii)
on or after May 15, 2029, at a price equal to 100.000% of the principal amount of the 2032 Notes, in each case, plus accrued and unpaid interest and additional amounts, if any, up to, but excluding, the redemption date. In addition, the Company may redeem some or all of the 2032 Notes at any time prior to May 15, 2027, by paying a “make-
whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to May 15,
2027, the Company may use net cash proceeds of certain equity offerings to redeem up to 40% of the principal amount of the Notes at a redemption price equal to 108.625%, provided that, after giving effect to such redemption, at least 50% of the principal amount of such 2032 Notes issued on the issue date remain outstanding. If there are not less than 90% in the aggregate principal amount of outstanding 2032 Notes validly tendered and the Company purchases such 2032 Notes, the Company will have the right to redeem all 2032 Notes that remain outstanding following such purchase at a price equal to the price paid to each other holder in such tender offer (which may be less than par) plus, to the extent not included in the tender offer payment, accrued and unpaid interest. Upon the occurrence of a Change of Control, as defined, the Company is required to make an offer to purchase the 2032 Notes at a redemption price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest. If the
Company sells assets outside the ordinary course of business and does not use the net proceeds for specified purposes, the Company is required to make an offer to use such net proceeds to repurchase the 2032 Notes at
100.00% of their aggregate principal amount, plus accrued and unpaid interest to the redemption date. If an Event of
Default occurs, as defined, the holders of at least 30% in the aggregate principal amount of the 2032 Notes then outstanding may declare the principal of, premium or the applicable premium, and accrued and unpaid interest, on all of the outstanding Notes due and payable immediately.
The Company may redeem the 2033 Notes, in whole or in part, at any time (i) on or after September 15, 2027 and prior to September 15, 2028, at a price equal to 104.000% of the principal amount of the 2033 Notes, (ii) on or after September 15, 2028 and prior to September 15, 2029, at a price equal to 102.000% of the principal amount of the 2033 Notes and (iii) on or after September 15, 2029, at a price equal to 100.000% of the principal amount of the
2033 Notes, in each case, plus accrued and unpaid interest and additional amounts, if any, up to, but excluding, the redemption date. In addition, the Company may redeem some or all of the 2033 Notes at any time prior to
September 15, 2028, by paying a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to September 15, 2027, the Company may use net cash proceeds of certain equity offerings to redeem up to 40% of the principal amount of the Notes at a redemption price equal to 108.00%, provided that, after giving effect to such redemption, at least 50% of the principal amount of such 2033 Notes issued on the issue date remain outstanding. If there are not less than 90% in the aggregate principal amount of outstanding
2033 Notes validly tendered and the Company purchases such 2033 Notes, the Company will have the right to redeem all 2033 Notes that remain outstanding following such purchase at a price equal to the price paid to each

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other holder in such tender offer (which may be less than par) plus, to the extent not included in the tender offer payment, accrued and unpaid interest. Upon the occurrence of a Change of Control, as defined, the Company is required to make an offer to purchase the 2033 Notes at a redemption price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest. If the Company sells assets outside the ordinary course of business and does not use the net proceeds for specified purposes, the Company is required to make an offer to use such net proceeds to repurchase the 2033 Notes at 100.00% of their aggregate principal amount, plus accrued and unpaid interest to the redemption date. If an Event of Default occurs, as defined, the holders of at least 30% in the aggregate principal amount of the 2033 Notes then outstanding may declare the principal of, premium or the applicable premium, and accrued and unpaid interest, on all of the outstanding Notes due and payable immediately.
Covenants
The indentures governing the 2028 Notes, Additional 2028 Notes, 2032 Notes, and 2033 Notes, collectively,
(the “Company’s Notes”) contain certain covenants applicable to the Company and its restricted subsidiaries, including limitations on liens, indebtedness, mergers, consolidations, and acquisitions, sales, transfers and other dispositions of assets, loans and other investments, dividends and other distributions, stock repurchases and redemptions and other restricted payments, restrictions affecting subsidiaries, transactions with affiliates and designations of unrestricted subsidiaries. Each of the covenants are subject to a number of important exceptions and qualifications. In addition, many of the restrictive covenants will not apply to the Company during any period when the Company’s Notes are rated investment grade, provided at such time no default under the Indenture has occurred and is continuing.
Use of Proceeds
During 2023, in connection with the issuance of the 2028 Notes discussed above, the Company used $589 million of the proceeds to repay $493 million principal outstanding, $4 million accrued interest, and $20 million prepayment premium to extinguish certain debt. Approximately $10 million of unamortized original issuance costs related to this debt were also expensed in connection with this extinguishment. Separately, the Company repaid $72 million principal outstanding and $1 million accrued interest, to extinguish other debt.
During 2023, in connection with the issuance of the Additional 2028 Notes discussed above, the Company used
$335 million of the proceeds to repay $285 million principal outstanding on the ABL revolving credit facility and
$50 million principal outstanding on the FILO term loan.
During 2024, in connection with the issuances of the 2032 Notes and 2033 Notes discussed above, the Company used $519 million and $494 million, respectively, of the proceeds to repay principal outstanding on the ABL revolving credit facility.
Amendments to the Indentures Governing the 2028 Notes, the Additional 2028 Notes, and the 2032 Notes
On July 17, 2025, the indentures governing the Company’s 2028 Notes, the Additional 2028 Notes, and the
2032 Notes were amended to conform certain covenants and related definitions for these notes to the indenture governing the Company’s 2033 Notes. Among other things, the amendments increased certain limits on debt incurrence to align with the 2033 Notes and aligned certain aspects of the lien covenant to the same terms in the
2033 Notes Indenture. In connection with these amendments to the indentures, the Company paid $5 million in fees and expenses.
Equipment Financing Lines of Credit
The Company has equipment financing lines of credit borrowing arrangements with certain financial institutions, unrelated to the manufacturer, which are utilized to finance certain purchases of new equipment inventory held for sale. As of December 31, 2025 and 2024, the outstanding balances under equipment financing lines of credit were $3 million and $9 million, respectively. Interest charged on outstanding balances are based on variable rates commonly referenced in the market, plus an applicable margin. The outstanding borrowings are secured by the equipment inventory purchased. Repayment terms vary, but generally the outstanding amounts are due when the equipment inventory is sold to the end customer. Borrowings from, and repayments to, financial

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
institutions unaffiliated with the manufacturer are classified as financing cash flows in the accompanying consolidated statements of cash flows.
Other
Certain note agreements between the Company and various institutions contain restrictions and financial covenants, including maintaining an adjusted fixed charge coverage ratio of 1.15 to 1.00 and a net funded debt to adjusted EBITDA ratio of 6.00 to 1.00. As of December 31, 2025 and 2024, the Company was in compliance with those restrictions and financial covenants.
As of December 31, 2025 and 2024, the Company had $6 million and $6 million of letters of credit outstanding with financial institutions secured by line of credit availability, respectively. The letters of credit automatically renew annually unless the Company gives notice to the financial institution to terminate the letter of credit.
14.LEASES
Leasing Activities – Lessee:
Lease arrangements with OWN Program participants: Under the OWN Program, the Company leases equipment owned by participants. The Company accounts for these arrangements as a lease under Topic 842 whereby the Company is the lessee.
Lease arrangements with other parties: The Company, as a lessee, also leases properties, vehicles, certain equipment used in its operations from parties not participating in the OWN Program, and aircraft under various operating and finance leases.
The leases are noncancellable and expire on various terms through 2040. There are no material payments for leases that have not yet commenced.
The tables below present financial information associated with the Company’s leases, as a lessee and including the OWN Program, as of and for the years ended December 31, 2025, 2024, and 2023.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of the Company’s ROU assets and liabilities related to leases whereby the Company is the lessee and their classification in the consolidated balance sheets (In millions):

Component of Lease Balances	Balance Sheet Line Item	December 31, 2025	December 31, 2024
Assets:
Operating lease assets ..........................	Right of use assets, operating	$676	$569
Finance lease equipment assets ...........	Rental equipment, net	58	52
Finance lease property assets ..............	Property and other fixed assets, net	130	39
Total leased assets ..........................		$864	$660

Liabilities:
Operating lease liabilities, current .......	Current portion of operating lease liabilities	$69	$59
Finance lease liabilities, current ..........	Current portion of finance lease liabilities	19	17
Operating lease liabilities, long-term ..	Operating lease liabilities, net of current portion	655	555
Finance lease liabilities, long-term ......	Finance lease liabilities, net of current portion	169	71
Total lease liabilities ......................		$912	$702
The following table presents the components of the Company’s lease costs and the classification of such costs in the consolidated statements of net income (In millions):

	Statements of Net Income	Years Ended December 31,
Component of Lease Cost	Line Item	2025	2024	2023
OWN Program lease payments (principal) .	OWN Program payouts	$714	$420	$209
Equipment and vehicle operating lease expense ....................................................	Direct operating costs	26	85	111
Real estate operating lease expense ............	Selling, general and administrative expenses	91	67	41
Finance lease expense:
Amortization of equipment leased assets ..................................................	Depreciation of rental equipment	11	20	21
Amortization of property leased assets ..	Selling, general and administrative expenses	5	–	–
Interest on lease liabilities .....................	Interest expense, net	9	12	9
Short-term lease cost ...................................	Selling, general and administrative expenses	3	1	2
Total lease expense .....................................		$859	$605	$393
The following table provides the supplemental cash flow information related to leases (In millions):

	Years Ended December 31,
	2025	2024	2023
Operating cash outflows from operating leases ..........................................	$116	$131	$143
Operating cash outflows from finance leases .............................................	7	8	6
Finance cash outflows from finance leases .................................................	17	27	20
Total .......................................................................................................	$140	$166	$169

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table includes the weighted average lease terms and discount rates for operating and finance leases (In millions):

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases ....................................................................................................	9.83	10.73
Finance leases .......................................................................................................	10.73	7.67
Weighted average discount rate:
Operating leases ....................................................................................................	7.92%	8.49%
Finance leases .......................................................................................................	6.89%	7.38%
The following table includes a summary of right of use assets obtained in exchange for new lease obligations for the years ended December 31, 2025 and 2024 (In millions):

	Years Ended December 31,
	2025	2024
Operating leases .........................................................................................................	$188	$228
Finance leases ............................................................................................................	135	57
Total ......................................................................................................................	$323	$285
The following table includes the future maturities of lease payments for operating leases and finance leases for years subsequent to December 31, 2025 (In millions):

	Operating	Finance
2026 ...........................................................................................................................	$119	$31
2027 ...........................................................................................................................	115	24
2028 ...........................................................................................................................	113	28
2029 ...........................................................................................................................	107	24
2030 ...........................................................................................................................	99	24
Thereafter ...................................................................................................................	506	147
Total lease payments .............................................................................................	1,059	278
Less: liability accretion and imputed interest ............................................................	(335)	(90)
Total lease liabilities .............................................................................................	724	188
Less: current lease liabilities ......................................................................................	(69)	(19)
Total long-term lease liabilities ............................................................................	$655	$169
During the year ended December 31, 2024, the Company purchased fleet equipment previously under various operating leases for $281 million, resulting in the derecognition of $155 million of operating lease right of use assets and $156 million of operating lease liabilities, and purchased fleet equipment previously under various finance leases for $118 million, resulting in the derecognition of $111 million of finance lease assets and $114 million of finance lease liabilities. The Company’s purchases of leased equipment were not material during the years ended
December 31, 2025 and 2023.
Sale Leaseback Arrangements:
During the years ended December 31, 2025, 2024 and 2023, the Company recognized an aggregate gain on various sales of properties of $1 million, $20 million, and $10 million, respectively, in connection with the sale leaseback transactions. The gain on these transactions is included in other income on the consolidated statements of net income. As of December 31, 2025 and 2024, the Company also had financing obligations included on the consolidated balance sheets of $31 million and $34 million, respectively, in connection with sale leaseback

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions where the sales price exceeded the fair value of the respective properties. The financing liability related to sale leaseback transactions is being amortized over the respective lease terms as a reduction to rent expense recorded within selling, general and administrative expenses on the consolidated statements of net income.
As of December 31, 2025 and 2024, the Company had financing obligations included on the consolidated balance sheets of $39 million and $56 million, respectively, relating to arrangements that did not meet the criteria to be accounted for as sale leaseback transactions, and $22 million and $30 million, respectively, relating to build-to-
suit lease arrangements where the underlying property and construction had not been completed and available for its intended use. The Company will assess these build-to-suit arrangements to determine if they meet the criteria to be accounted for as a sale leaseback transaction once construction is complete and the property is available for its intended use. During the years ended December 31, 2025 and 2024, the Company satisfied its obligations under certain agreements entered into during 2024 and 2023, resulting in the transactions qualifying as successful sale leasebacks and the derecognition of $5 million and $36 million of financing obligations, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company made payments under these financing arrangements of $19 million, $67 million, and $24 million, respectively.
The maturities of financing obligations that did not meet the criteria to be accounted for as sale leaseback transactions as of December 31, are as follows (In millions):

2026 ......................................................................................................................................................	$7
2027 ......................................................................................................................................................	3
2028 ......................................................................................................................................................	4
2029 ......................................................................................................................................................	13
2030 ......................................................................................................................................................	–
Thereafter ..............................................................................................................................................	12
Total .................................................................................................................................................	$39
15.PERPETUAL PREFERRED STOCK
On May 5, 2022, the Company authorized and issued 7,809,003 shares of perpetual preferred stock
($0.00000125 par value per share) at a price of $18.27 per share, resulting in proceeds of $138.0 million, net of $4.6 million of capital raising costs. In addition, the Company issued to the purchasers of the perpetual preferred stock
4,027,555 shares of common stock ($0.00000125 par value per share) at a price of $15.48 per share, resulting in proceeds of $62 million. The total proceeds raised from the issuance of the perpetual preferred stock and common stock to the purchasers was $200 million, net of capital raising costs.
In June 2023, the Company issued 3,372,629 shares of perpetual preferred stock ($0.00000125 par value per share) at a price of $17.74 per share, resulting in proceeds of $59 million, net of $1 million of costs. In addition, the
Company issued to the purchasers of the perpetual preferred stock 953,045 voting shares and 740,996 non-voting shares of common stock ($0.00000125 par value per share) at a price of $14.85 per share, resulting in proceeds of
$25 million.
On August 11, 2023, the Company issued 1,785,513 shares of perpetual preferred stock ($0.00000125 par value per share) at a price of $17.74 per share, resulting in proceeds of $31 million, net of $1 million of costs. In addition, the Company issued to the purchasers of the perpetual preferred stock 896,837 shares of voting common stock
($0.00000125 par value per share) at a price of $14.85 per share, resulting in proceeds of $13 million.
On August 28, 2023, the Company issued 793,567 shares of perpetual preferred stock ($0.00000125 par value per share) at a price of $17.74 per share, resulting in proceeds of $13 million, net of $1 million of costs. In addition, the Company issued to the purchasers of the perpetual preferred stock 398,579 shares of voting common stock
($0.00000125 par value per share) at a price of $14.85 per share, resulting in proceeds of $6 million.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Perpetual Preferred Stock rights
The rights, preferences, privileges, and restrictions granted to and imposed on the perpetual preferred stock are set forth below:
Dividends: Dividends on the perpetual preferred stock accumulate daily in arrears on the then-current accreted liquidation preference (initially, $26.26 per share) of the outstanding perpetual preferred stock, whether or not declared. The dividend rate varies depending upon the amount of time that the perpetual preferred stock has been outstanding and whether dividends have previously been paid on the perpetual preferred stock, ranging from 8.5% to
11.25%. Dividends compound on a quarterly basis. Dividends on the perpetual preferred stock will be payable, at the election of the Company, in cash at any time when, as and if declared by the Board or any duly authorized committee of the Board, but only out of assets legally available. On May 17, 2024, the Board declared a dividend to the holders of perpetual preferred stock in an aggregate amount of $9 million payable in cash. The dividend was paid on May 28, 2024. On June 10, 2025, the Board declared a dividend to the holders of perpetual preferred stock in an aggregate amount of $37 million payable in cash. The dividend was paid on June 10, 2025. At December 31, 2025, the maximum potential dividend accumulated in arrears on all issued and outstanding perpetual preferred stock was approximately $124 million, or $9.02 per share.
Liquidation preferences: In the event of a voluntary or involuntary liquidation, dissolution or winding up of the
Company or deemed liquidation event, the holders of perpetual preferred stock are entitled to an amount per share equal to the sum of (i) the accreted liquidation preference (ii) the amount of any other accumulated and unpaid dividends and (iii) if such event occurs prior to the fifth anniversary from the original issuance date, an additional amount equal to the aggregate cash dividends that would have been paid on the perpetual preferred stock from and after the liquidation date through the end of the initial five-year period as if 100% of the dividends were paid in cash at the full dividend rate, which is 8.5% for the perpetual preferred stock issued in 2022 and 9.25% for the perpetual preferred stock issued in 2023. At December 31, 2025 the accreted liquidation preference amount was $486 million.
Conversion features: Holders of perpetual preferred stock have no right to exchange or convert shares into any other shares or securities.
Voting rights: Holders of perpetual preferred stock shall be entitled to one vote for each share of perpetual preferred stock held at all meetings of shareholders.
Protective rights: There are no collateral requirements, redemption options, or creditor rights associated with the perpetual preferred stock instruments. There are no provisions that are substantively protective covenants.
Redemption features: The Company, at its option, may redeem the perpetual preferred stock, in whole or in part, at any time after the one-year anniversary date from the original issuance date of the perpetual preferred stock issued in 2022, or after the five-year anniversary date from the original issuance date of the perpetual preferred stock issued in 2023, at a price per share equal to the perpetual preferred liquidation preference, to the extent the Company has funds legally available. If the Company exercises this option, the price per share of the redemption would equal the sum of (i) $26.26 plus the then-aggregated unpaid compounded dividends, (ii) any other accumulated and unpaid dividends, and (iii) if the redemption occurs prior to the fifth anniversary of the original issuance date for the perpetual preferred stock issued in 2022, the aggregate cash dividends that would have been paid on the shares from the redemption date through the end of the five-year period had the full dividend rate been paid in cash.
In addition to the Company’s right to redeem the perpetual preferred stock, the holders of the perpetual preferred stock have the right to require the Company to repurchase up to 50% of their shares of perpetual preferred stock beginning on May 5, 2033 (or in the case of an initial public offering or similar contingent event) and up to
100% of their shares of perpetual preferred stock beginning on May 5, 2034 (or in the case of a sale of the Company or similar contingent event). Due to the holders’ put option, the Company classified the perpetual preferred stock, net of costs of raising capital, as temporary equity on the consolidated balance sheets as of December 31, 2024 and
2023.
Accretion of perpetual preferred stock to redemption value: As the holders of the perpetual preferred stock have the right to require the Company to repurchase up to 50% of their shares beginning on May 5, 2033, and up to 100%

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of their shares beginning on May 5, 2034, it is probable that the Company's perpetual preferred stock will become redeemable. Accordingly, the Company is accreting the carrying amount of the perpetual preferred stock to its redemption value over the period from the issuance date to the redemption date using the effective interest method.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded accretion of $36 million, $40 million, and $30 million, respectively.
16.CONVERTIBLE PREFERRED STOCK
During March 2023, the Company issued 80,766 shares of Series E convertible preferred stock ($0.00000125 par value per share) at a price of $15.48 per share, resulting in proceeds of $1 million.
During April 2023, the Company issued 38,767 shares of Series E convertible preferred stock ($0.00000125 par value per share) at a price of $15.48 per share, resulting in proceeds of $1 million.
At December 31, 2025, the convertible preferred stock consists of the following (In millions, except share and per share data):

			Shares			Costs of
	Period	Shares	issued and	Price	Gross	raising	Net	Liquidation
Security	issued	authorized	outstanding	per share	amount	capital	amount	preference
Series A-1	Dec-16	49,182,456	47,215,752	$0.60	$28	$—	$28	$28
Series A-2	Dec-16	41,953,016	41,821,200	0.15	—	—	—	6
Series B-1	Aug-18	11,853,768	11,289,304	2.23	25	—	25	25
Series B-2	Sep-18	5,768,000	5,767,992	1.74	—	—	—	10
Series C-1	Dec-20	113,584	56,784	8.80	—	—	—	—
Series C-2	Dec-20	8,728,176	8,728,176	6.87	60	(1)	59	60
Series C-3	Dec-20	695,760	695,760	7.04	5	—	5	5
Series C-2	Mar-21	728,024	728,024	6.87	5	—	5	5
Series D	Mar-21	14,724,944	14,724,944	11.21	166	—	166	165
Series D	Apr-21	5,451,176	5,451,176	11.21	61	—	61	61
Series E	May-22	9,368,861	5,510,564	15.48	85	(3)	82	85
		148,567,765	141,989,676		$435	$(4)	$431	$450
					Preferred stock redemptions		(1)
						Total	$430
Preferred Stock rights
The rights, preferences, privileges, and restrictions granted to and imposed on the convertible preferred stock are set forth below:
Dividends: Holders of shares of convertible preferred stock shall be entitled to receive noncumulative dividends when and if declared by the Board, provided that the holders of at least 65% of the then outstanding shares of the
Series A-1, B-1, C, D, and E convertible preferred stock (voting together as a single class on an as-converted basis)
consent to dividends on shares of any other series of convertible preferred stock (excluding dividends declared and payable on common stock and perpetual preferred stock). Any such dividends declared to holders of convertible preferred stock are payable in preference to any dividends declared on common stock and perpetual preferred stock.
No dividends have been declared or paid to date.
Liquidation preferences: In the event of a voluntary or involuntary liquidation, dissolution or winding up or deemed liquidation event of the Company, the assets of the Company available for distribution to its shareholders shall be distributed as follows:
•Prior and in preference to any payment or distribution to holders of the Series B-2 convertible preferred stock or of common stock, the holders of the Series A-1, A-2, B-1, C, D, and E convertible preferred stock

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
shall be entitled to be paid an amount equal to the greater of (i) the original issue price plus all declared but unpaid dividends and (ii) such amount per share as would have been payable had all shares of each class of convertible preferred stock been converted into common stock. In the event that the amount available for distribution is insufficient to the holders of the Series A-1, A-2, B-1, C, D, and E convertible preferred stock, the assets of the Company available for distribution shall be shared ratably.
•After distribution to the holders of the Series A-1, A-2, B-1, C, D, and E convertible preferred stock, any remaining available funds and assets of the Company shall be distributed to the holders of the Series B-2 convertible preferred stock and paid in an amount equal to the greater of (i) the original issue price plus all declared but unpaid dividends and (ii) such amount per share as would have been payable had all shares of the Series B-2 convertible preferred stock been converted into common stock. In the event that the amount available for distribution is insufficient to the holders of the Series B-2 convertible preferred stock, the assets of the Company available for distribution shall be shared ratably between the holders of the Series
B-2 convertible preferred stock.
•The payment or distribution shall be first to the holders of convertible preferred stock in the following order: (i) Series A-1; (ii) Series A-2; (iii) Series B-1; (iv) Series C-1; (v) Series C-2; (vi) Series C-3; (vii)
Series D; (viii) Series E; and (ix) Series B-2.
•After the payment of all preferential amounts to the holders of the convertible preferred stock, any remaining available funds and assets of the Company shall be distributed among the holders of shares of common stock pro rata based on the number of shares held by each such holder.
Conversion features: Each share of each series of preferred stock is convertible, at any time and at the option of the holder, into the Company’s common stock at a prescribed conversion ratio (defined as the initial price divided by the conversion price, which is subject to certain contingent adjustments). Such conversion rights shall terminate upon liquidation, dissolution or winding up of the Company or occurrence of a deemed liquidation event.
All outstanding shares of each series of convertible preferred stock will be automatically converted into common stock, based on the prescribed conversion ratio, if either of the following occur:
•the closing of the sale of common stock to the public at a price of at least 1.25 times the original issue price for the Series D convertible preferred stock (subject to certain specified adjustments), through an initial public offering resulting in at least $200 million of gross proceeds, or
•(i) with respect to the Series A-1 convertible preferred stock and the Series A-2 convertible preferred stock, the date and time, or the occurrence of an event, specified by vote or consent of the holders of at least 65%
of the outstanding shares of Series A-1 convertible preferred stock, (ii) with respect to the Series B-1 convertible preferred stock and the Series B-2 convertible preferred stock, the date and time, or the occurrence of an event, specified by vote or consent of the majority holders of the outstanding shares of the
Series B-1 convertible preferred stock, (iii) with respect to the Series C convertible preferred stock, the date and time, or the occurrence of an event, specified by vote or consent of the majority holders of the outstanding shares of Series C convertible preferred stock, (iv) with respect to the Series D convertible preferred stock, the date and time, or the occurrence of an event, specified by vote or consent of the majority holders of the outstanding shares of Series D convertible preferred stock, and (v) with respect to the Series E convertible preferred stock, the date and time, or the occurrence of an event, specified by vote or consent of the majority holders of the outstanding shares of Series E convertible preferred stock.
Voting rights: The holders of each class of convertible preferred stock shall be entitled to cast the number of votes equal to the number of shares of common stock into which it is convertible. Holders of each class of convertible preferred stock and common stock shall vote together on all matters as a single class.
The holders of certain series of convertible preferred stock are also granted additional voting rights in respect of the appointment of directors of the Company. The holders of the Series A-1 convertible preferred stock shall be entitled to elect two directors of the Company, provided that at least 10,400,000 shares of the Series A-1 convertible preferred stock remain outstanding. The holders of the Series B-1 convertible preferred stock shall be entitled to

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
elect one director of the Company, provided that at least 11,200,000 shares of the Series B-1 convertible preferred stock remain outstanding. The holders of the Series D convertible preferred stock shall be entitled to elect one director of the Company, provided that at least 4,000,000 shares of the Series D convertible preferred stock remain outstanding. The holders of the Series E convertible preferred stock shall be entitled to elect one director of the
Company, provided that at least 1,227,644 shares of the Series E convertible preferred stock remain outstanding.
The holders of the common stock shall also be entitled to elect four directors of the Company. The holders of the common stock and of the convertible preferred stock, voting together as a single class on an “as-converted” basis, shall be entitled to elect the remaining number of directors.
Protective rights: There are no collateral requirements, redemption options, or creditor rights associated with the convertible preferred stock instruments. There are no provisions that are substantively protective covenants.
Redemption feature (only upon failure of a deemed liquidation event): The convertible preferred stock is neither mandatorily redeemable nor redeemable at the option of the holders. Redemption shall occur by the holders exercising their right only if the Company fails to affect a deemed liquidation event within a specified time period.
There were no preferred stock redemptions during 2025 or 2024.
17.COMMON STOCK AND EQUITY INCENTIVE PLAN
At December 31, 2025 and 2024, the Company authorized 270,214,000 shares of voting common stock and
2,235,740 shares of non-voting common stock with a par value of $0.00000125 per share, respectively. There are
78,836,668 of voting common shares and no shares of non-voting common shares issued and outstanding as of
December 31, 2025. Included in the number of common stock shares issued and outstanding are restricted shares of common stock awarded to employees, which the Company can repurchase. Some issued and common shares are held pursuant to the exercise of option grants and not restricted stock awards. From time to time, the Company may repurchase outstanding shares of common stock at fair value for a variety of reasons. There were no repurchases of common stock during 2025 and repurchases of 31,000 shares of common stock during 2024. Upon retirement, treasury stock would be allocated between additional paid-in capital and retained earnings based on the cost of the original issue included in additional paid-in capital and the cost of the repurchase. There were no retirements of treasury stock during 2025 and 2024. Treasury stock held is shown separately as a component of equity on the accompanying consolidated balance sheets and statements of equity. The Company has 4,740,536 shares of treasury stock at December 31, 2025, and none have been reissued.
In 2015, the Company created the 2015 Stock Plan (“2015 Plan”) issuing a total of 73,204,000 restricted stock awards with a grant date fair value of $0.0125 and the award vesting period ranging from 24 to 48 months. As of
December 31, 2025, 67,602,616 restricted stock awards are fully vested and 5,601,384 awards had been forfeited.
There was no activity with the 2015 Stock Plan during 2025 or 2024.
During 2016, the Company created the 2016 Equity Incentive Plan (“2016 Plan”), which allows for the issuance of options to purchase shares of EquipmentShare common stock. The employees eligible to participate in the plan are determined by the plan’s committee. Options are issued with an exercise price equal to the fair value of the
Company’s common stock and with vesting conditions as determined by the plan’s committee. Option awards with time-based vesting conditions generally range from 12 to 48 months. Option awards with service, performance, and/
or market conditions, as defined, vest when those milestones are achieved (hereafter, the “milestone-based awards”).
Options are generally forfeited upon termination or when performance or market conditions are not met, and forfeitures are accounted for as they occur.
As of December 31, 2025, the Company has a total of 22,525,256 options authorized under the 2016 Plan which includes 18,255,784 options under the 2016 Plan and 4,269,472 options transferring in to the 2016 Plan from the
2015 Plan. There were 10,673,699 options issued and outstanding, 7,373,895 options available for issuance, and
4,477,662 options were exercised or cancelled and not returned to the pool as of December 31, 2025.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2025 and 2024:

	2025	2024
Expected dividend yield ............................................................................................	0%	0%
Expected volatility .....................................................................................................	55%	52%
Risk-free interest rate .................................................................................................	4%	4%
Expected term (years) ................................................................................................	6	6
The Company historically has not paid dividends on common stock and has no plans to issue dividends in the foreseeable future. The fair value per share of the Company’s common stock was determined using the market approach (guideline public company method) whereby guideline companies were selected to develop relevant market multiples and ratios, using metrics such as revenue, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, net income and/or tangible book value. These multiples and ratios were then applied to the Company’s financial metrics to determine enterprise value. Using the Black-Scholes option pricing model, the Company estimated the grant-date fair value of each option whereby the expected volatility is estimated based on the average historical volatility of comparable entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The expected term represents the period that share-based awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company uses the simplified method to compute expected term, which consists of taking the midpoint between an option’s vesting date and contractual term.
The fair value of each milestone-based award was estimated on the date of grant using Monte Carlo simulations with the following assumptions:

Expected dividend yield (1) (2) ................................................................................................................	0%
Expected volatility (1) (2) .........................................................................................................................	55%
Risk-free interest rate (1) ........................................................................................................................	4%
Risk-free interest rate (2) ........................................................................................................................	4%
Expected term (years) (1) .......................................................................................................................	2
Expected term (years) (2) .......................................................................................................................	9
_________________
Notes:
(1)These assumptions related to milestone-based awards granted in 2021 and modified in 2022.
(2)These assumptions related to milestone-based awards granted in 2022.
The expected volatility assumption used to estimate the grant-date fair value of each option was based on the average historical volatility of comparable entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve at the date of grant or at the award modification date.
The Company remeasured the 2021 award on December 22, 2022, the date of modification. The expected term of the 2021 award represents the period that the award is expected to be outstanding from the award modification date of December 22, 2022 through December 31, 2024. The expected term of the 2022 award represents the period that the award is expected to be outstanding from December 22, 2022 through January 31, 2032. If the milestone conditions are not met during the expected terms, then the unvested awards will be forfeited.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the option activity under the 2016 Plan is as follows:

		Weighted
	Options	Average
	Outstanding	Exercise Price
Options outstanding, January 1, 2023 .......................................................................	18,652,610	3.77
Exercisable options, January 1, 2023 ........................................................................	8,019,419	2.87
Granted ..................................................................................................................	1,397,090	6.37
Exercised ...............................................................................................................	(1,100,864)	1.56
Forfeited ................................................................................................................	(502,583)	5.43
Expired ..................................................................................................................	(128,507)	3.93
Options outstanding, December 31, 2023 .................................................................	18,317,746	4.06
Exercisable options, December 31, 2023 ..................................................................	8,173,670	3.30
Granted ..................................................................................................................	927,887	8.37
Exercised ...............................................................................................................	(841,202)	3.27
Forfeited ................................................................................................................	(1,200,973)	5.69
Expired ..................................................................................................................	(6,978,876)	4.23
Options outstanding, December 31, 2024 .................................................................	10,224,582	4.21
Exercisable options, December 31, 2024 ..................................................................	8,405,911	3.63
Granted ..................................................................................................................	843,161	10.66
Exercised ...............................................................................................................	(521,699)	4.62
Forfeited ................................................................................................................	(180,548)	7.74
Expired ..................................................................................................................	(77,746)	5.59
Options outstanding, December 31, 2025 .................................................................	10,287,750	4.64
Exercisable options, December 31, 2025 ..................................................................	8,788,045	3.95
The weighted average grant date fair value of the options issued during 2025, 2024 and 2023 respectively, was
$5.84, $4.51 and $3.45 per option. Stock-based compensation expense of $4 million, $4 million and $3 million was recorded for vested time-based options during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the consolidated statements of net income. At
December 31, 2025, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $7 million. The weighted average remaining life of the outstanding stock options was 1.8 years as of
December 31, 2025.
No milestone-based awards were granted during 2025 or 2024. The Company recognized $0.1 million of stock compensation expense for vested milestone-based option awards during the year ended December 31, 2023, which is included in selling, general and administrative expenses in the consolidated statements of net income. No stock compensation expense for milestone-based option awards was recognized during 2024 or 2025. The Company had
320,000 unvested milestone-based option awards granted in 2022 outstanding as of December 31, 2025. If the 2022 award milestones, as defined, are not achieved by January 31, 2032, then these unvested options will be forfeited.
The Company has not recognized stock compensation expense for these unvested stock options granted during 2022 as of December 31, 2025 because, for accounting measurement purposes, it is not highly probable that the performance conditions will be achieved. The estimated unrecognized stock-based compensation expense to be recognized if and when the performance conditions are considered highly probable of being achieved could be up to
$0.5 million for the 2022 awards as of December 31, 2025. The average remaining life of the outstanding milestone-
based stock option awards was 6.1 years for the 2022 awards as of December 31, 2025.
In addition to stock options, the Company issues performance-based restricted stock units (“RSUs”) under the
2016 Plan with two-tiered vesting conditions which include a service requirement and a liquidity event requirement.
The service condition of the RSUs will be met provided the participant is in continuous service over the defined period of time generally 12 to 48 months. The liquidity event requirement will be satisfied on the effective date of an

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
initial public offering or the date of an acquisition that constitutes a change in control. The RSUs will vest ratably over the continuous service period upon the occurrence of a liquidity event and will automatically convert to shares of common stock on a one-to-one basis. RSUs shall be settled no later than March 15 of the calendar year following the calendar year in which each vesting event occurs.
During 2025, the Company granted 9,920 RSUs under the 2016 Plan with a weighted average grant date price per unit of $12.15 and 6,981 RSUs with a weighted average grant date price per unit of $8.37 were forfeited. During
2024, the Company granted 117,944 RSUs under the 2016 Plan with a weighted average grant date price per unit of
$8.37, and 312,934 RSUs with a weighted average grant date price per unit of $6.07 were forfeited.  There were no
RSUs vested during 2025 or 2024. As of December 31, 2025, the Company had a total of 385,949 nonvested RSUs outstanding and the total pretax compensation cost not yet recognized by the Company with regard to unvested
RSUs was $3 million. The weighted average period over which this compensation cost is expected to be recognized is 0.6 years.
18.REVENUE RECOGNITION
The Company recognizes revenue in accordance with two accounting standards: (1) Topic 842, which addresses lease accounting, and (2) Topic 606, which addresses revenue from contracts with customers.
The following table disaggregates the Company’s revenue based on type and the applicable accounting standard
(In millions):

	Years Ended December 31,
	2025			2024			2023
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Equipment rental ....................................................	$2,152	$–	$2,152	$1,649	$–	$1,649	$1,335	$–	$1,335
Ancillary and other rental revenue:
Delivery and pick-up .......................................	85	81	166	64	62	126	49	50	99
Other equipment rental ....................................	102	17	119	74	18	92	63	14	77
Total equipment rental and related services ...........	2,339	98	2,437	1,787	80	1,867	1,447	64	1,511
Equipment sales (new and used)(1) ..........................	–	1,541	1,541	–	1,676	1,676	–	879	879
Equipment parts, supplies, and services:
Equipment parts and supplies sales .................	–	98	98	–	79	79	–	61	61
Services ............................................................	–	174	174	–	78	78	–	52	52
Total equipment parts, supplies, and services ........	–	272	272	–	157	157	–	113	113
Platform revenue:
Telematics ........................................................	–	66	66	–	32	32	–	21	21
Other ................................................................	–	63	63	–	32	32	–	33	33
Total revenues ........................................................	$2,339	$2,040	$4,379	$1,787	$1,977	$3,764	$1,447	$1,110	$2,557
__________________
(1)For the years ended December 31, 2025, 2024, and 2023, equipment sales to OWN Program participants were $1,296 million, $1,474 million, and $706 million, respectively. For the years ended December 31, 2025, 2024, and 2023, equipment sales to contractors and other end users were $245 million, $202 million, and $173 million, respectively.
The Company's Equipment Rental and Services Operations segment revenue (see Note 24) is comprised of equipment rental and related services and equipment parts, supplies, and services revenue presented in the table above.
The disaggregation of the Company's revenue from contracts to customers as reflected above, coupled with the reportable segment disclosures (see Note 24), depicts how the nature, amount, timing and uncertainty of the
Company's revenue and cash flows are affected by economic factors.
Equipment rental sublease income was $1,210 million, $827 million and $559 million for the years ended
December 31, 2025, 2024 and 2023, respectively.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue for lease arrangements with customers (Topic 842)
Equipment rental revenue: The Company is in the business of renting equipment that is owned by the Company or rented from vendors, contractors, and others and then re-rented to the Company’s third-party customers. Such arrangements are accounted for as operating leases with the Company as a lessor and governed by the standard rental contract.
As a lessor of rental equipment to customers, revenue is recognized in the period earned on a straight-line basis over the contract term, regardless of timing of billing to customers. A rental contract term can be daily, weekly, or monthly (28 days), and is billed when the monthly rental charge is achieved, or at the completion of the rental contract, whichever is sooner. From time to time, the Company provides an option for the lessee to purchase the rented equipment at the end of the lease, however, the Company does not generate material revenue from sales of equipment under such rental purchase option arrangements.
Equipment rental revenue includes revenue generated by the Company, as a sublessor, from equipment that is owned by others who are participants in the Company’s OWN Program. Under the OWN Program, the owner’s equipment is fully enabled with the Company’s T3 telematics and placed on the Company’s platform to be rented.
Rental revenue generated while the equipment is rented to the Company’s customers is shared between the
Company and the owner of the equipment. The Company may also provide other services under the OWN Program, such as maintenance, insurance, and remarketing services. Rental revenue generated from the OWN Program is divided between the Company and the owner of the equipment, and for the duration of the arrangement the
Company manages the owner’s equipment utilizing the T3 operating system.
Ancillary and other equipment rental revenues: Delivery fees charged are variable, based on the type of equipment being delivered, the requested delivery time, the distance of the delivery and other relevant considerations. Delivery occurs before the rental period begins and, therefore, delivery fees charged are recognized over the monthly rental period.
Other equipment rental revenue is primarily comprised of (i) revenue generated from customers who purchase rental insurance coverage to protect against potential damages or loss to the equipment rented and (ii) environmental fees assessed on the rental asset. Rental insurance coverage revenue is recognized as revenue in the period earned on a straight-line basis over the contract term, regardless of timing of billing to customers. Environmental fee revenue is recognized in the period earned on a straight-line basis over the contract term.
Revenues from contracts with customers (Topic 606)
Pick-up services: Pick-up services are at the customer’s option after the lease has terminated, and control of the asset no longer resides with the lessee. Accordingly, the Company recognizes revenue from pick-up services at the point in time when the pick-up service has been provided, regardless of timing of billing to customers.
Fuel recovery fees: Similar to pick-up services, fuel recovery charges are at the customer’s option after the lease has terminated, and control of the asset no longer resides with the lessee. Accordingly, fuel recovery fees, which are included in other equipment rental, are recognized at the point in time when the customer elects the service and the service has been provided by the Company.
Equipment sales (new and used) and equipment parts and supplies sales: The Company recognizes revenue on sales of new equipment and used equipment, as well as revenue on sales of parts and supplies, at the point in time when it has a contract in place and satisfies the performance obligation by transferring control of the product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services. The Company recognizes revenue on sales of new equipment, used equipment, and parts and supplies when control has transferred to the customer, which is typically when the asset is picked up, delivered to the customer, or when significant risks and rewards of ownership have passed to the customer. In certain cases, the Company acts as the agent for the sale of new equipment, resulting in the new equipment sales revenue being presented net of new equipment cost of revenues in the equipment sales revenue on the accompanying consolidated statements of net income. Otherwise, the Company presents new and used equipment sales on a gross basis within equipment sales revenue and the related equipment sales cost of revenues on

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the accompanying consolidated statements of net income. As described above, the Company sells equipment assets to other parties and may allow the purchaser of the equipment to place the equipment asset in the OWN Program to be rented to the Company’s customers. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and excluded from revenue.
Service revenue: Service revenue is primarily comprised of (i) warranty services and (ii) maintenance services and other miscellaneous services. Warranty services revenue represents compensation for the service work the
Company has performed on behalf of the OEM in order to fulfill the warranty extended by the OEM to the customer. Warranty revenue and the related receivable are short-term in nature and revenue is recognized at the point in time when the repair service has been provided by the Company. The Company acts as the principal in these transactions and, therefore, warranty revenue earned and warranty expense incurred are presented on a gross basis within revenues and cost of revenues in the accompanying consolidated statements of net income. Maintenance services and other miscellaneous services revenue represents compensation for maintenance work the Company has performed for customers and is recognized at the point in time when the services are performed, or under certain
OWN Program arrangements, the Company has a stand-ready performance obligation to provide maintenance services and revenue is recognized over the contract service period.
Telematics revenue: Telematics revenue includes (i) the sale of subscriptions to the Company’s telematics services, which are recognized on a straight-line basis over the period corresponding to the telematics subscriptions that are sold separately to customers; (ii) as an allocation of the transaction consideration from equipment rentals for the non-lease component of the rental arrangements, which is recognized on a straight-line basis over time based on the monthly period for equipment rentals; or (iii) the sale of custom electronic components, including telematics tracker devices and cloud-based access control keypads.
Other: Other platform revenue includes sales of building materials and hardware supplies, which are recognized at a point in time when the products are purchased and picked up by the customer from one of the Company’s store locations.
Contract assets and liabilities
The Company does not have material contract assets or material contract liabilities associated with contracts with customers. The Company’s contracts with customers do not result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenues during the years ended
December 31, 2025 or 2024 that were contract liabilities at the beginning of such periods.
19.INCOME TAXES
For financial reporting purposes, income before income taxes includes the following components (In millions):

	Years Ended December 31,
	2025	2024	2023
United States ..................................................................................	$53	$5	$21
Foreign ...........................................................................................	1	1	–
Income before income taxes ...........................................................	$54	$6	$21

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision for income taxes are as follows (In millions):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal .......................................................................................	$(1)	$1	$–
State ...........................................................................................	4	2	–
Total current ..........................................................................	3	3	–
Deferred:
Federal .......................................................................................	13	(1)	3
State ...........................................................................................	(2)	1	1
Total deferred ........................................................................	11	–	4
Total (current and deferred):
Federal .......................................................................................	12	–	3
State ...........................................................................................	2	3	1
Total ......................................................................................	$14	$3	$4
A reconciliation of the amount computed by applying the federal statutory income tax rate of 21% to pre-tax income as compared to the total income tax provision recorded are as follows (In millions):

	Years Ended December 31,
	2025		2024		2023
Income taxes at federal statutory rate ..................................	$11	21%	$1	21%	$5	21%
State income taxes, net of federal benefit(1) .........................	–	–	2	34	1	5
Unrecognized tax benefits ...................................................	1	1	–	–	(4)	(14)
Research and development credit ........................................	(1)	(2)	(2)	(38)	1	3
Nontaxable or nondeductible items:
Meals and entertainment....................................................	2	4	1	23	1	5
Stock based compensation expense ...................................	1	1	1	11	–	–
Total income tax provision ..................................................	$14	25%	$3	51%	$4	20%
________________
(1)The states that, in aggregate, accounting for over 50 percent of the effect of the state and location income taxes shown above were: (1) for
2025, California, Colorado, Missouri, New Jersey, Oklahoma and Texas.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the deferred income tax assets (liabilities) are as follows (In millions):

	December 31, 2025	December 31, 2024
Deferred tax assets
Allowance for doubtful accounts ..........................................................................	$16	$10
Tax credit carryforwards .......................................................................................	6	1
Net operating loss carryforwards ..........................................................................	357	109
Non-deductible claims ..........................................................................................	8	–
Interest disallowance .............................................................................................	122	108
Lease liability ........................................................................................................	174	148
Deferred finance liability ......................................................................................	16	21
Other deferred tax assets .......................................................................................	15	18
Total deferred tax assets ...................................................................................	714	415
Deferred tax liabilities
Rental equipment, property and other fixed assets ...............................................	(545)	(282)
Intangible assets ....................................................................................................	(34)	(13)
Right of use asset ..................................................................................................	(162)	(137)
Other deferred tax liabilities .................................................................................	(16)	(14)
Total deferred tax liabilities .............................................................................	(757)	(446)
Deferred tax liabilities, net ...............................................................................	$(43)	$(31)
As of December 31, 2025, a deferred tax asset of $327 million was recorded for unutilized federal net operating loss carryforwards ("NOL carryforwards"). The total federal NOL carryforwards are $1,555 million, of which
$1,538 million have an indefinite carryforward period, while the remainder expire in 2037. State NOL carryforwards have generated a deferred tax asset of $31 million. While some state NOLs will not expire, others will expire between 2028 and 2043.
In determining the valuation allowance, an assessment of positive and negative evidence was performed regarding realization of the net deferred tax assets in accordance with Topic 740. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carryforwards and estimates of projected future taxable income. At December 31, 2025, no valuation allowance was recorded against deferred tax assets. The Company concluded that the deferred tax assets of $714 million will be realized and as such, no valuation allowance was recorded.
The Company also has income tax credits for research and development. These credits have a twenty-year carryforward life and expire in 2044.
The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled (In millions):

	December 31, 2025	December 31, 2024
Beginning balance .....................................................................................................	$–	$–
Additions based on tax positions related to current year ......................................	1	–
Additions based on tax positions related to prior years ........................................	–	–
Reductions based on tax positions related to prior years ......................................	–	–
Ending balance ..........................................................................................................	$1	$–

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company had $1 million and $0.1 million of unrecognized tax benefits at December 31, 2025 and 2024, respectively, of which $1 million and $0.1 million, respectively, would affect the effective tax rate if recognized.
The Company did not accrue interest or penalties related to current additions of unrecognized tax benefits based on the nature of the position.
For the year ended December 31, 2025, the Company paid $6 million in income taxes, net of refunds, consisting of zero to U.S. federal authorities and $6 million to U.S. state authorities. U.S. state incomes taxes for states that exceeded five percent of total income taxes paid were: Texas ($2 million), Florida ($2 million), Virginia ($0.3 million), Ohio ($0.3 million) and New Jersey ($0.3 million), with the remaining balance paid to other states.
The Company files income tax returns in the U.S. and various state and local jurisdictions where the statutes of limitations generally range from three to five years. As of December 31, 2025, the Company is no longer subject to
U.S. federal and state examinations by tax authorities for years before fiscal 2021.
On July 4, 2025, the One Big Beautiful Bill Act (“OB3 Act”) was signed into law. Among other changes, the
OB3 Act includes key provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modify the business interest expense limitation calculation. The OB3 Act had an immaterial impact to the Company’s effective tax rate for the year ended December 31, 2025.
20.RELATED PARTY TRANSACTIONS
Transactions with Investee
The Company purchased telematics tracker devices from an equity method investee totaling approximately $11 million, $22 million and $8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Design and development services paid to the same equity method investee were $1 million, $1 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and included in selling, general and administrative expenses on the consolidated statements of net income. Amounts owed to the same equity method investee, included in accounts payable, were $1 million as of December 31, 2024, and these amounts are included in accounts payable on the consolidated balance sheets.
In connection with the acquisition of Morey (see Note 22), the Company acquired a 50.1% ownership interest in
10G, a joint venture arrangement accounted for under the equity method. For the period from September 19, 2025, to December 31, 2025, the Company recognized revenue from sales to 10G of $9 million, which are included in telematics platform revenue on the consolidated statements of net income. At December 31, 2025, the Company had amounts due from 10G of $2 million, which are included in accounts receivable on the consolidated balance sheets, and amounts owed to 10G of $0.2 million, which are included in accounts payable on the consolidated balance sheets.
The Company holds a 26.95% noncontrolling interest in Powers (see Note 8). The Company purchases insurance coverage through a wholly owned subsidiary of Powers, acting as an agent. For the year ended
December 31, 2025, the Company purchased insurance policies through this equity method investee and recognized
$8 million of insurance expense in selling, general and administrative expenses on the consolidated statements of net income. At December 31, 2025, the Company had $2 million of prepaid insurance related to these policies, which are included in prepaid costs on the consolidated balance sheets.
Transactions with Entities Owned or Controlled by the Co-Founders
The Company has entered into various transactions with related party entities either owned or controlled by the
Company’s Chief Executive Officer or the President.
Revenues
During the years ended December 31, 2025, 2024 and 2023, the Company recognized the following revenues from transactions with entities owned or controlled by the Co-Founders:

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Approximately $3 million, $15 million and $25 million, respectively, of equipment rental and related services revenues, including equipment rental revenues whereby the Company acts as an agent in the rental arrangement.
•$128 million, $346 million and $196 million, respectively, of equipment sales revenues. A portion of the equipment sales for the years ended December 31, 2025, 2024 and 2023, were agent OEM transactions and the related cost of the equipment sold of $49 million, $70 million, and $115 million, respectively, is presented net of the associated equipment sales revenues for these periods on the consolidated statements of net income. The equipment sold was subsequently listed on the Company’s marketplace under the OWN
Program.
•$4 million, $4 million and $7 million, respectively, of equipment parts, supplies and services revenues; and
$1 million, $1 million and zero, respectively, of T3 telematics services revenues relating to equipment enrolled under the OWN Program.
In addition, the Company recognized $2 million and $0.1 million for the years ended December 31, 2025 and
2024, respectively, in sales of building materials and hardware supplies to the Co-Founders, which are included in other platform revenues on the consolidated statements of income. There were no similar sales during 2023.
OWN Program payouts
OWN Program payouts to entities owned or controlled by the Co-Founders were $40 million, $74 million and
$56 million for the years ended December 31, 2025, 2024 and 2023, respectively, included in cost of revenues on the consolidated statements of net income. At December 31, 2024, the Company had accrued expenses under the
OWN Program due to entities owned or controlled by the Co-Founders of $4 million. At December 31, 2025, there were no accrued expenses under the OWN Program due to entities owned or controlled by the Co-Founders.
Assignment of property site purchase rights and construction developer fees
For the years ended December 31, 2025 and 2024, the Company recognized $3 million and $5 million, respectively, of other miscellaneous income for the assignment of new property site purchase rights and related transaction services and $5 million and $1 million, respectively, for construction developer fees provided to entities owned or controlled by the Co-Founders. These amounts are included in other income, net on the consolidated statements of net income. There were no such amounts recognized during 2023.
Accounts receivable and other current assets
At December 31, 2025 and 2024, the Company had receivables due from entities owned or controlled by the
Co-Founders related to the transactions described above in the amounts of $19 million and $36 million, respectively, which are included in accounts receivable or other current assets on the consolidated balance sheets.
Leases
The Company leases or has leased certain properties, facilities, vehicles, and aircraft for its operations under various lease arrangements with entities owned or controlled by the Co-Founders. Lease expenses associated with various operating lease arrangements with entities owned or controlled by the Co-Founders were $4 million, $4 million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in direct operating costs or selling, general and administrative expenses on the consolidated statements of net income.
At December 31, 2025, the Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Co-Founders of $6 million and $6 million, respectively.
At December 31, 2024, the Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Co-Founders of $33 million and $30 million, respectively.
The Company recognized variable lease expense, short-term rental expense, and other miscellaneous expenses, which are included in direct operating costs or selling, general and administrative expenses on the consolidated statements of net income, of $3 million, $0.4 million and $1 million for the years ended December 31, 2025, 2024

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and 2023, respectively, primarily relating to certain leases and short-term rentals from entities owned or controlled by the Co-Founders.
During the years ended December 31, 2025 and 2024, the Company made payments of $3 million and $1 million under property finance lease arrangements with entities owned or controlled by the Co-Founders, respectively. At December 31, 2025 and 2024, the Company had finance lease liabilities under finance lease arrangements with entities owned or controlled by the Co-Founders of $29 million and $30 million, respectively.
During the year ended December 31, 2025, the Company acquired from the Co-Founders operating lease arrangements for a fleet of vehicles, certain properties, and other contractual rights where the lessor or counterparty is a third-party and, as a result, the Company recognized operating lease liabilities of $26 million with a corresponding amount to right-of-use assets.
Purchases of rental equipment, parts, supplies and other
During the years ended December 31, 2025 and 2024, the Company purchased $22 million and $133 million, respectively, of equipment previously enrolled in the OWN Program from entities owned or controlled by the Co-
Founders. The equipment purchased was added to the Company’s rental fleet, and is included in rental equipment, net, on the consolidated balance sheets. There were no equipment purchases from entities owned or controlled by the
Co-Founders during 2023.
During the year ended December 31, 2025, the Company also purchased containers and vehicles for approximately $5 million and other miscellaneous equipment, parts and supplies for $1 million from an entity owned or controlled by the Co-Founders. The containers and vehicles purchased were added to the Company’s rental equipment and are included in rental equipment, net on the consolidated balance sheets.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized other expenses for transactions with entities owned or controlled by the Co-Founders in the amounts of $1 million, $0.1 million, and
$0.1 million, respectively, which are included in selling, general and administrative expenses on the consolidated statements of net income.
Purchases of property and other fixed assets
During the years ended December 31, 2025, 2024 and 2023, entities owned or controlled by the Co-Founders provided construction services to the Company in the amounts of $0.4 million, $1 million and $1 million, respectively, which were capitalized to property and other fixed assets.
Accounts payable
At December 31, 2025 and 2024, amounts due to entities owned or controlled by the Co-Founders were $0.1 million and $0.4 million, respectively, which are included in accounts payable on the consolidated balance sheets.
Cash equivalents
During the years ended December 31, 2025 and 2024, the Company deposited $15 million and $5 million, respectively, into a money market account at a financial institution in which the Co-Founders have an ownership interest. As of December 31, 2025 and 2024, the Company had an aggregate of $21 million and $5 million, respectively on deposit in a money market account with this financial institution, which is included in cash and cash equivalents on the consolidated balance sheets. For the year ended December 31, 2025, the funds on deposit earned
$1 million of interest income, which is included in other income, net on the consolidated statements of net income.
Interest income earned on deposits during the year ended December 31, 2024 was de minimus.
Acquisitions
On December 12, 2024, the Company, through its wholly owned subsidiary, acquired substantially all of the business operations of two building supplies, lumber, and hardware stores from an entity that is owned or ultimately controlled by the Co-Founders for an aggregate purchase price of $2 million. The purchase price was preliminarily

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
allocated to the estimated fair value of net assets acquired at the acquisition date, including $0.4 million to accounts receivable, $1 million to inventories, and $0.4 million to property and other fixed assets. No goodwill resulted from this transaction.
The Company does not provide any financial support or guarantee any debt of the related party entities involved in the transactions described above.
21.FAIR VALUE MEASUREMENTS AND OTHER
The fair value measurements relating to cash equivalents, short-term investments (included in other current assets), and interest rate swap derivative instruments (included in other assets) are categorized in the fair value hierarchy as follows (In millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$62	$–	$–	$62
Short-term investments:
Mutual funds ...........................................................	5	–	–	5
Equity securities .....................................................	30	2	–	32
Common stocks ......................................................	5	–	–	5
Corporate bonds ......................................................	–	9	–	9
U.S. government bonds ..........................................	25	1	–	26
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$127	$13	$–	$140

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$69	$–	$–	$69
Short-term investments:
Mutual funds ...........................................................	5	–	–	5
Equity securities .....................................................	21	–	–	21
Common stocks ......................................................	1	–	–	1
Corporate bonds ......................................................	–	6	–	6
U.S. government bonds ..........................................	17	–	–	17
Real estate investment trust ....................................	–	1	–	1
Interest rate swap derivative ........................................	–	6	–	6
Total .............................................................................	$113	$13	$–	$126
The carrying amounts presented on the consolidated balance sheets for accounts receivable, accounts payable, and other liabilities approximate their fair values due to the short-term maturity of these financial instruments.
The fair values of long-term debt, excluding the Company’s Notes, approximate their book values as of
December 31, 2025 and 2024. The aggregate fair value of the Company’s Notes which are categorized in Level 2 of the fair value hierarchy, is estimated based on observable inputs other than quoted prices in active markets and approximated $2,237 million and $2,212 million as of December 31, 2025 and 2024, respectively.
Investments in equity securities in which the Company does not have significant influence of $29 million and
$19 million as of December 31, 2025 and 2024, respectively, are carried at cost under the measurement alternative for equity investments that do not have readily determinable fair values. Investments in equity securities in which the Company has significant influence, but not control, of $30 million and $35 million as of December 31, 2025 and

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024, respectively, are carried under the equity method. These amounts are reported as Investments in non-
consolidated affiliates on the accompanying consolidated balance sheets.
The Company recognized $26 million and $14 million of realized and unrealized gains on short-term investments and investments in non-consolidated affiliates during the years ended December 31, 2025 and 2024, respectively, and $2 million of realized and unrealized losses during the year ended December 31, 2023, which are included in other income, net on the consolidated statements of net income.
The Company recognized $5 million, $5 million and $4 million of interest income from interest bearing cash and money market accounts during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in other income, net on the consolidated statements of net income.
22.ACQUISITIONS
The Company accounts for business combinations using the acquisition method as defined in Topic 805.
Management uses its best estimates and assumptions to value the assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the acquisition accounting, to the extent new information becomes available.
The Morey Corporation
Prior to 2022, the Company acquired a 49.9% noncontrolling ownership interest in Morey, a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-
based access control keypads. The Company installs telematics tracker devices and access control keypads on its rental equipment, as well as equipment owned by third-parties who purchase subscriptions to the Company’s T3 platform (software-as-a-service). On September 19, 2025, the Company entered into a stock purchase agreement to acquire 218,492 shares of common stock of Morey, representing fifty and one-tenths percent (50.1%) of the outstanding ownership interest in Morey. The estimated acquisition-date fair value of the purchase price for the
50.1% controlling ownership interest in Morey was $33 million, including: (i) cash of $11 million, plus (ii) the issuance of 533,333 shares of the Company’s common shares with an acquisition-date estimated fair value of $9 million, plus (iii) the repayment of $13 million of debt owed by Morey at closing.
Pursuant to the accounting guidance under Topic 805 in connection with a business combination achieved in stages, the Company used a provisional estimate of Morey’s equity value to remeasure its previously held 49.9%
noncontrolling ownership interest in Morey from $14 million to its acquisition-date estimated fair value of $22 million, recognizing a gain of $8 million, included in other income, net on the accompanying  consolidated statements of net income for the year ended December 31, 2025. The Company measured the previously held interest based upon the acquisition price of the remaining 50.1% interest acquired, inclusive of a control premium consideration. The transaction resulted in Morey becoming a wholly-owned subsidiary of the Company.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the fair values of the assets acquired and liabilities assumed. The purchase price allocation for these assets and liabilities are based on preliminary valuations and are subject to change as the
Company obtains additional information during the acquisition measurement period (In millions):

Cash and cash equivalents ....................	$2
Accounts receivable .............................	11
Inventories ............................................	16
Prepaid costs and other assets ..............	1
Property and equipment .......................	5
Capitalized software .............................	1
Right of use assets, operating ...............	16
Investment in 10G LLC (joint venture)	10
Intangible assets ...................................	26
Total identifiable assets acquired ......	88
Accounts payable .................................	(16)
Accrued liabilities .................................	(4)
Other liabilities .....................................	(3)
Operating lease liabilities .....................	(16)
Total liabilities assumed .....................	$(39)
Net identifiable assets acquired ............	49
Goodwill (1) ...........................................	$6
Net assets acquired .............................	$55
(1)Goodwill is assigned to all other business activities. The Company has not yet obtained all information required to finalize the valuation of intangible assets acquired. Accordingly, the fair value of net identifiable assets acquired and goodwill could change from the amounts presented in this table upon the finalization of the fair value assumptions for identifiable intangible assets acquired. None of the goodwill is expected to be deductible for income tax purposes.
Assuming the acquisition of the controlling ownership interest in Morey had occurred as of January 1, 2024, the pro forma effect on revenue and earnings are not material to the consolidated statements of net income.
Building Materials and Hardware Retail Stores
During the year ended December 31, 2025, the Company, through its wholly owned subsidiaries, entered into six separate purchase agreements to acquire substantially all of the business operations of nine building supplies, lumber, and hardware retail stores for an aggregate purchase price of $18 million, of which $17 million was paid. No goodwill resulted from these transactions. The purchase price was preliminarily allocated to the estimated fair value of net assets acquired as of their respective acquisition dates, including $4 million of accounts receivable, $10 million of inventories, $4 million of property and other fixed assets, $1 million of accounts payable, and $0.3 million of accrued liabilities. Assuming the acquisition of these businesses were consummated as of January 1, 2024, the pro forma effect on revenue and earnings are not material to the consolidated financial statements.
During 2024, the Company, through its wholly owned subsidiaries, entered into four separate purchase agreements to acquire substantially all of the business operations of five building supplies, lumber, and hardware stores for an aggregate purchase price of $7 million, which was paid in cash. The purchase prices were allocated to the estimated fair value of net assets acquired as of their respective acquisition dates, including $1 million to accounts receivable, $4 million to inventories, and $2 million to property and other fixed assets. Refer to Note 20,
Related Party Transactions, for additional information. Management uses its best estimates and assumptions to value the assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. As a result, during the measurement period within one year from the acquisition date, the Company recorded adjustments to the acquisition accounting, to the extent new information became available

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
including, but not limited to, management's assessment of inventories, vehicles, furniture, fixtures and improvements. These transactions resulted in approximately $1 million of tax-deductible goodwill.
Countless Supply and B&B Warehouse
On April 30, 2025, the Company entered into purchase agreements to acquire substantially all of the assets and operations of  construction industrial supplies businesses known as Countless Supply and B&B Warehouse, located in Deer Park, Texas, for an aggregate purchase price of $8 million, which was paid in cash. The purchase price was preliminarily allocated to the estimated fair value of net assets acquired of $3 million and $5 million to goodwill, respectively. The goodwill relating to these acquisitions is expected to be deductible for income tax purposes over a fifteen year period. Assuming the acquisition of these businesses had occurred as of January 1, 2024, the pro forma effect on revenue and earnings would not have been material to the consolidated financial statements.
23.COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in various claims and legal actions. These matters include, but are not limited to, claims arising from the operation of rented equipment, workers' compensation claims, and alleged breaches of obligations of certain employees to former employers. Management believes that such claims and legal actions taken against the Company are without merit and the Company intends to vigorously defend itself in these cases. Management is of the opinion that the ultimate resolution of any ongoing litigation and related matters, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
24.SEGMENT INFORMATION
The Company has two reportable segments: (1) Equipment Rental and Services Operations, and (2) Equipment
Sales. Equipment Rental and Services Operations are comprised of recurring activity performed at the Company's full-service branch locations, such as equipment rentals and related services (including allocated telematics revenue related to rental customer access to the T3 platform), and sales of parts, supplies and maintenance services to construction contractors and others. Equipment Sales are comprised of sales by the Company of new or used equipment made at any of the Company's branch locations and dealership sites, including equipment sales to participants in the OWN Program. All other business activities, which include telematics SaaS subscriptions, software applications, and related telematics devices purchased by customers for their owned fleet, as well as building materials and hardware supplies, are included in “All Other.” The Company generates all of its revenue in the U.S. and all long-lived assets are located in the U.S.
These segments are based upon revenue streams and how the chief operating decision maker (“CODM”) of the
Company allocates resources and assesses performance. The Company’s Chief Executive Officer is the CODM. The
CODM uses Segment Adjusted EBITDA  to make resource allocation decisions and to assess the performance of these segments. The CODM uses Segment Adjusted EBITDA to evaluate segment performance without regard to potential distortions and to assess period-over-period growth. Excluding OWN Program payouts and equipment operating lease expense from Equipment Rental and Services Operations Segment Adjusted EBITDA provides the
CODM with a more meaningful metric to compare operating performance to industry peers who do not source their equipment fleet through lease arrangements. The most significant decisions made by the CODM relate to site expansion, capital deployment, and employee hiring, among other things.
Significant expenses regularly provided to the CODM and reported in Segment Adjusted EBITDA include segment cost of revenues and segment selling, general, and administrative expenses. Segment cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Segment cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Segment cost of revenues for All Other business activities includes platform expenses. Segment
Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software. Segment selling, general and administrative expenses exclude depreciation expense related to the Company’s property and other fixed assets. There are no other significant segment expenses.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The accounting policies of the reportable segments are consistent with those described in Note 2: Summary of
Significant Accounting Policies in the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2025. In the second quarter of 2025, following a change in the information regularly reviewed by the CODM, the Company began to disclose total assets by segment. Prior to the second quarter of 2025, total assets by segment were not disclosed because this information was not regularly reviewed by the CODM and used to assess performance and allocate resources. Certain corporate selling, general and administrative expenses, including corporate employee compensation, technology costs, professional service fees, and insurance expenses are deemed to be of an operating nature and are allocated to each segment based primarily on segment employee headcount.
There were no sales or transactions between segments for any of the periods presented. The Company retains various unattributed assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Assets identified as Shared Resources primarily consist of cash, investments, property and other fixed assets and property right of use assets. All other costs and assets are directly attributable to the segments. The
Company does not compile discrete financial information for segments other than the information presented below.
The following table presents information about reportable segments (In millions):

	Year Ended December 31, 2025
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$2,709	$–	$–	$2,709
Equipment sales .............................................................	–	1,541	–	1,541
Telematics ......................................................................	15	–	51	66
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	63	63
Total revenues ................................................................	$2,724	$1,541	$114	$4,379
Significant expenses:
Segment cost of revenues .........................................	773	1,237	68
Segment selling, general and administrative expenses .................................................................	812	28	59
Segment Adjusted EBITDA ........................................	$1,139	$276	$(13)	$1,402

	Year Ended December 31, 2024
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$2,024	$–	$–	$2,024
Equipment sales .............................................................	–	1,676	–	1,676
Telematics ......................................................................	11	–	21	32
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	32	32
Total revenues ................................................................	$2,035	$1,676	$53	$3,764
Significant expenses:
Segment cost of revenues .........................................	578	1,400	30
Segment selling, general and administrative expenses .................................................................	641	29	31
Segment Adjusted EBITDA ........................................	$816	$247	$(8)	$1,055

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2023
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$1,624	$–	$–	$1,624
Equipment sales .............................................................	–	879	–	879
Telematics ......................................................................	8	–	13	21
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	33	33
Total revenues ................................................................	$1,632	$879	$46	$2,557
Significant expenses:
Segment cost of revenues .........................................	435	728	29
Segment selling, general and administrative expenses .................................................................	441	28	31
Segment Adjusted EBITDA ........................................	$756	$123	$(14)	$865
The following table reconciles total Segment Adjusted EBITDA to income before income taxes (In millions):

	Year Ended December 31,
	2025	2024	2023
Segment Adjusted EBITDA .................................................................	$1,402	$1,055	$865
Equipment operating lease expense ......................................................	(26)	(85)	(111)
OWN Program payouts ........................................................................	(714)	(420)	(209)
Depreciation expense on rental equipment ...........................................	(300)	(293)	(280)
Depreciation expense on property and other fixed assets .....................	(42)	(27)	(9)
Amortization expense on capitalized software and intangible assets ...	(23)	(12)	(6)
Gain on sale of properties and other assets ...........................................	1	20	10
Loss on debt extinguishment ................................................................	(8)	—	(30)
Interest expense ....................................................................................	(285)	(261)	(213)
Other income, net .................................................................................	49	29	4
Income before income taxes .................................................................	$54	$6	$21
The following table presents information about identified assets by reportable segment (In millions):

	December 31, 2025	December 31, 2024
Segment identified assets:
Equipment Rental and Service Operations .....................................	$3,948	$3,025
Equipment Sales ..............................................................................	160	213
All Other .........................................................................................	274	167
Shared Resources ............................................................................	1,605	1,411
Total assets ......................................................................................	$5,987	$4,816

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents information about cash flows from investing activities by reportable segment (In millions):

	December 31, 2025		December 31, 2024
	Equipment		Equipment
	Rental and		Rental and
	Services	Equipment	Services	Equipment
	Operations	Sales	Operations	Sales
Cash flows from investing activities:
Purchases of rental equipment ................	(1,780)	–	(1,586)	–
Proceeds from sale of rental equipment ..	–	1,160	–	1,323
25.EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method as the Company’s convertible preferred stock is considered a participating security because these shares participate in dividends on an as-converted basis with common stock. The two-class method requires an allocation of earnings to all participating securities. Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The participating securities are notrequired to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method between common and participating securities. The Company calculated diluted earnings per share using the more dilutive of either the two-class, if-converted method or the treasury stock method. For the years ended
December 31, 2025, 2024 and 2023 the two-class, if-converted method and the treasury stock method yielded the same result. Diluted earnings per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following table sets forth the computation of basic and diluted earnings per common share (In millions):

	Years Ended December 31,
	2025	2024	2023
Basic earnings per common share:
Net income ...........................................................................................	$40	$3	$17
Loss (income) attributable to noncontrolling interests ........................	–	–	–
Less: Deemed dividends on perpetual preferred stock ........................	(37)	(40)	(32)
Net (loss) income attributable to common shareholders .................	3	(37)	(15)
Less: Earnings allocated to participating securities .............................	(2)	–	–
Net (loss) income attributable to common shareholders - Basic .....	1	(37)	(15)
Weighted average common shares outstanding - Basic .......................	78	77	75
Basic earnings (loss) per common share ..............................................	$0.01	$(0.48)	$(0.20)

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2025	2024	2023
Diluted earnings per share:
Net income ...........................................................................................	$40	$3	$17
Loss (income) attributable to noncontrolling interests ........................	–	–	–
Less: Deemed dividends on perpetual preferred stock ........................	(37)	(40)	(32)
Net (loss) income attributable to common shareholders - Diluted ..	3	(37)	(15)
Weighted average common shares outstanding ...................................	78	77	75
Dilutive effect of employee stock options ...........................................	6	—	—
Dilutive effect of participating securities .............................................	142	—	—
Weighted average common shares outstanding - Diluted ....................	226	77	75
Diluted earnings (loss) per common share ...........................................	$0.01	$(0.48)	$(0.20)
Employee stock options of 8,620,913 and 7,317,487 were excluded from the calculation of diluted earnings per share as of December 31, 2024 and 2023, respectively, as a result of their anti-dilutive effect. In addition, convertible preferred shares of 141,986,676 and 141,959,043, which are considered participating securities, were excluded from the calculation of diluted earnings per share as of December 31, 2024 and 2023, respectively, as a result of their anti-dilutive effect.
26.SUBSEQUENT EVENTS
Initial Public Offering
On January 26, 2026, the Company completed its initial public offering (“IPO”) of 30.5 million shares of the
Company’s Class A common stock at a price of $24.50, resulting in gross proceeds of $747 million and net proceeds of $706 million after deducting underwriting discounts and commissions. The Company intends to use the net proceeds of the offering for general corporate purposes.
Immediately prior to the completion of the IPO, the Company’s certificate of formation, bylaws, and investors’
rights agreement were amended and restated, resulting in, among other things, all shares of the Company’s common stock, including shares of common stock issuable upon the automatic conversion of the Company’s preferred stock
(other than shares of perpetual preferred stock which remain outstanding) being reclassified into shares of Class A common stock, and immediately thereafter all shares of Class A common stock then held by the Co-Founders being exchanged into an equivalent number of shares of Class B common stock. Additionally, Class A shares will be issuable upon exercise or vesting of all outstanding options and restricted stock units, as applicable, except that
Class B shares will be issuable upon exercise or vesting of options and restricted stock units held by the Co-
Founders and upon vesting of performance stock units (“PSUs”) granted to the Co-Founders (see IPO Founders
Awards below).
Concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 142 million shares of Class A common stock. Following the completion of the IPO, the
Company had 3,500 million and approximately 214 million of Class A common stock authorized and issued and outstanding, respectively, and 200 million and approximately 38 million of Class B common stock authorized and issued and outstanding, respectively.
Following the completion of the IPO, the Class B common stock, which is held by the Co-Founders who have agreed to vote together as a group, will represent approximately 85% of the total voting power of the outstanding common stock and, as a result, the Company is considered to be a “controlled company” within the meaning of
Nasdaq corporate governance standards.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the EquipmentShare.com 2025 Employee Stock Purchase
Plan (the “ESPP”). The maximum number of shares initially available for issuance under the ESPP is 2,316,263 shares of common stock and will be increased on the first day of each fiscal year for a period of up to 10 years following the effective date of the ESPP in an amount equal to the least of (i) 12,000,000 shares; (ii) 1% of the total number of shares of the Company’s Class A and Class B common stock outstanding as of the last completed fiscal year; and (iii) such number of shares as determined by the Board in its discretion. The number of shares available at any time under the ESPP will be subject to adjustment in the event of a dividend or other distribution (other than an ordinary dividend or distribution), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of the Company, or other change in the Company’s structure affecting the shares occurs. The number of shares which a participant may purchase in an offering under the ESPP may be reduced if the offering is over-subscribed.
EquipmentShare.com Inc 2025 Omnibus Incentive Plan
In connection with the IPO, the Company also adopted the EquipmentShare.com Inc 2025 Omnibus Incentive
Plan (the “2025 Plan”). Awards under the 2025 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards
(collectively, the “Awards”). The total number of shares of the Company’s common stock initially authorized for issuance under the 2025 Plan is 40,370,162 shares of common stock and this amount will be increased on January 1 of each year following the effective date of the 2025 Plan for a period of 10 years in an amount equal to the lesser of
(i) 1% of outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Compensation Committee of the Board in its sole discretion. The Awards granted pursuant to the 2025 Plan will be issued with respect to shares of Class A common stock of the Company, other than the IPO
Founders Awards.
IPO Founders Awards
In connection with the IPO, the Board approved grants of PSUs to each of the Co-Founders under the 2025 Plan that could result in the issuance, to each of the Co-Founders, of as few as zero shares of the Company’s Class B common stock and up to 18,321,644 shares of Class B common stock, or 7.91% of the Company’s fully-diluted shares outstanding immediately prior to January 26, 2026. The vesting of the awards are subject to service conditions and market conditions, which are based upon the Company’s achieving certain specified stock price hurdles within a ten-year performance period subsequent to the completion of the IPO, or January 26, 2026.  The following table sets forth the specified stock price hurdles and the percentage of the Awards eligible to be earned as defined in the Performance Unit Agreements:

Tranche	Price Hurdle (per Share)(1)	% of Award eligible to be Earned(2)
1	$29.85	18%
2	$59.69	21%
3	$119.39	21%
4	$238.77	21%
5	$358.16	19%
________________
(1) A "Price Hurdle" will be met when there has been an average closing price per share, as reported on the Nasdaq Global Select Market, during any 60 consecutive trading day period that starts and ends during the Performance Period equal to or exceeding the hurdle applicable to such tranche as set forth in the table below (or, solely with respect to the first tranche, when the closing price per share as reported on the
Nasdaq Global Select Market equaled or exceeded the Price Hurdle for such tranche during the Performance Period).
(2)The Award eligible to be earned with respect to the applicable tranche is also subject to a service condition, defined as the fourth anniversary subsequent to the date on which the applicable market condition for that tranche has been satisfied.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at	Charged to			Balance
	Beginning	Costs and	Charged to	Deductions	at End
Description	of Period	Expenses (a)	Revenue (a)	and Other (b)	of Period
Year Ended December 31, 2025
Allowance for credit losses and doubtful accounts ...........................................................	$43	$21	$7	$3	$68
Year Ended December 31, 2024
Allowance for credit losses and doubtful accounts ...........................................................	$20	$19	$5	$1	$43
Year Ended December 31, 2023
Allowance for credit losses and doubtful accounts ...........................................................	$16	$10	$–	$6	$20
_________________
(a)Amounts charged to cost and expenses reflect bad debt expenses recognized within selling, general and administrative expenses. The amounts charged to revenue primarily reflect credit losses associated with lease revenues that were recognized as a reduction to equipment rental revenue.
(b)Primarily represents write-offs.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange
Act, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief
Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
This 2025 Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended
December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
Not applicable.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference from the Definitive Proxy Statement for the
2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year 2025.
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference from the Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year 2025.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
The information required by this Item is incorporated by reference from the Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year 2025.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year 2025.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year 2025.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)Documents filed as a part of this report
(1)Consolidated financial statements:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (PCAOB ID
185)
EquipmentShare.com Inc Consolidated Balance Sheets at December 31, 2025 and 2024
EquipmentShare.com Inc Consolidated Statements of Net Income for the years ended December 31, 2025, 2024 and 2023
EquipmentShare.com Inc Consolidated Statements of Comprehensive Income for the years ended December 31,
2025, 2024 and 2023
EquipmentShare.com Inc Consolidated Statements of Perpetual Preferred Stock and Equity for the years ended
December 2025, 2024 and 2023
EquipmentShare.com Inc Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements
(2)Schedules to the financial statements:
Schedule II Valuation and Qualifying Accounts
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(3)Exhibits: The exhibits to this report are listed in the exhibit index below.

		Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
1.1	Form of Underwriting Agreement	S-1/A	333-292018	1.1	January 13, 2026
3.1	Amended and Restated Certificate of Formation	8-K	333-292018	3.1	January 26, 2026
3.2	Amended and Restated Bylaws	8-K	333-292018	3.2	January 26, 2026
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1†	Amended and Restated Investors’ Rights Agreement, dated June 1, 2023, between EquipmentShare.com Inc and the holders named therein	S-1/A	333-292018	10.1	January 13, 2026
10.2	First Amendment to the Amended and Restated Investors’ Rights Agreement, dated September 10, 2025, between EquipmentShare.com Inc and the holders named therein	S-1/A	333-292018	10.2	January 13, 2026
10.3	Second Amendment to the Amended and Restated Investors’ Rights Agreement, dated September 12, 2025, between EquipmentShare.com Inc and the holders named therein	S-1/A	333-292018	10.3	January 13, 2026
10.4†#	Additional Rights Agreement, dated as of June 1, 2023, between EquipmentShare.com Inc and the holders named therein	S-1/A	333-292018	10.4	January 13, 2026

10.5	First Amendment to the Amended and Restated Additional Rights Agreement, dated September 10, 2025, between EquipmentShare.com Inc and the holders named therein	S-1/A	333-292018	10.5	January 13, 2026
10.6†#	Credit Agreement, dated as of November 26, 2025, among EquipmentShare.com Inc, the guarantors party thereto, Wells Fargo Bank, National Association, as agent and the lenders party thereto	S-1/A	333-292018	10.6	January 13, 2026
10.7†	Indenture, dated as of May 9, 2023, between EquipmentShare.com Inc and Citibank, N.A., as trustee and notes collateral agent, governing the 9.000% Senior Secured Second Lien Notes due 2028	S-1/A	333-292018	10.4	January 13, 2026
10.8†	Indenture, dated as of April 16, 2024, between EquipmentShare.com Inc and Citibank, N.A., as trustee and notes collateral agent, governing the 8.625% Senior Secured Second Lien Notes due 2032	S-1/A	333-292018	10.4	January 13, 2026
10.9	First Supplemental Indenture, dated as of July 17, 2025, between EquipmentShare.com Inc and Citibank, N.A., as trustee and notes collateral agent, governing the 9.000% Senior Secured Second Lien Notes due 2028	S-1/A	333-292018	10.4	January 13, 2026
10.10†	Indenture, dated as of September 13, 2024, between EquipmentShare.com Inc and Citibank, N.A., as trustee and notes collateral agent, governing the 8.000% Senior Secured Second Lien Notes due 2033	S-1/A	333-292018	10.10	January 13, 2026
10.11	First Supplemental Indenture, dated as of July 17, 2025, between EquipmentShare.com Inc and Citibank, N.A., as trustee and notes collateral agent, governing the 8.625% Senior Secured Second Lien Notes due 2032	S-1/A	333-292018	10.11	January 13, 2026
10.12	Form of Exchange Agreement, among EquipmentShare.com Inc, Jabbok Schlacks, and William J. Schlacks IV	S-1/A	333-292018	10.12	January 13, 2026
10.13† #	Equipment Purchase Agreement, dated December 19, 2024, between OWN Equipment Fund I LLC and EquipmentShare.com Inc	S-1/A	333-292018	10.13	January 13, 2026
10.14†	Form of Lease Agreement with Related Parties	S-1/A	333-292018	10.14	January 13, 2026
10.15*	EquipmentShare.com Inc 2016 Equity Incentive Plan (as amended)	S-1/A	333-292018	10.15	January 13, 2026
10.16*	EquipmentShare.com Inc 2025 Omnibus Incentive Plan					X
10.17*	EquipmentShare.com Inc 2025 Employee Stock Purchase Plan					X
10.18*	Global Stock Option Agreement and Notice of Grant under the 2016 Equity Incentive Plan	S-1/A	333-292018	10.18	January 13, 2026
10.19*	Global Restricted Stock Unit Agreement under the 2016 Equity Incentive Plan	S-1/A	333-292018	10.19	January 13, 2026
10.20*	Form of Indemnification Agreement	S-1/A	333-292018	10.22	January 13, 2026
10.21*	Form of Performance-Based Stock Unit Agreement under the 2025 Omnibus Incentive Plan					X
19.1	EquipmentShare.com Inc Insider Trading Policy					X
21.1	Significant Subsidiaries of EquipmentShare.com Inc	S-1/A	333-292018	21.1	January 13, 2026
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	EquipmentShare.com Inc Compensation Recoupment Policy	X
101.IN S	Inline XBRL Instance Document
101.SC H	Inline XBRL Taxonomy Extension Schema Document
101.CA L	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DE F	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA B	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
*Indicates a management contract or compensatory plan.
#Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item
601(b)(10).
**This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the
Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EquipmentShare.com Inc

Date:	March 19, 2026	By:	/s/ David Marquardt
		Name:	David Marquardt
		Title:	Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Jabbok Schlacks	Co-Founder, Chief Executive Officer, Director (principal executive officer)	March 19, 2026
Jabbok Schlacks

/s/ William J. Schlacks IV	Co-Founder, President, Director & Board Secretary	March 19, 2026
William J. Schlacks IV

/s/ David Marquardt	Chief Financial Officer & Chief Accounting Officer (principal financial officer and principal accounting officer)	March 19, 2026
David Marquardt

/s/ Naveen Bhatia	Director	March 19, 2026
Naveen Bhatia

/s/ Jennifer Giacomazza	Director	March 19, 2026
Jennifer Giacomazza

/s/ William Bryan Hill	Director	March 19, 2026
William Bryan Hill

/s/ John Weinstein	Director	March 19, 2026
John Weinstein

/s/ Henry Yeagley	Director	March 19, 2026
Henry Yeagley