Form 10-Q
period 2026-03-31
EquipmentShare.com Inc
filed 2026-05-14
CIK 1693736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non - Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of May 10, 2026, the registrant had 214,806,153 shares of Class A common stock outstanding and 37,568,944 shares of Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Form 10-Q”) of EquipmentShare.com Inc (“EquipmentShare” or the
“Company”) and the documents incorporated by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements.
The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We are under no duty to update any of these forward-looking statements after the date of this
Form 10-Q to conform our prior statements to actual results or revised expectations or the occurrence of unanticipated events, except as required by law.
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
See the section titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for a discussion of certain factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Additional factors that could cause results or performance to differ materially from those expressed in our forward-looking statements are detailed in other filings we may make with SEC, copies of which are available at no charge. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
Unaudited

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents ...................................................................................................................	$329	$306
Accounts receivable, net ($19 and $20, respectively, due from related parties) .................................	818	748
Inventories ...........................................................................................................................................	427	401
Prepaid costs ........................................................................................................................................	203	169
Other current assets .............................................................................................................................	93	106
Total current assets .....................................................................................................................	1,870	1,730
Rental equipment, net ..........................................................................................................................	2,988	2,834
Property and other fixed assets, net .....................................................................................................	524	504
Capitalized software, net .....................................................................................................................	113	110
Right of use assets, operating ..............................................................................................................	707	676
Investments in non-consolidated affiliates ..........................................................................................	60	59
Intangible assets, net ............................................................................................................................	30	31
Other assets ..........................................................................................................................................	65	43
Total assets .................................................................................................................................	$6,357	$5,987

LIABILITIES, PERPETUAL PREFERRED STOCK, AND EQUITY
Accounts payable ($1 and $1, respectively, due to related parties) ....................................................	$73	$95
Accrued liabilities ................................................................................................................................	495	609
Manufacturer flooring plans payable ..................................................................................................	83	74
Current portion of long-term debt .......................................................................................................	5	4
Current portion of operating lease liabilities .......................................................................................	75	69
Current portion of finance lease liabilities ..........................................................................................	18	19
Current portion of financing obligations .............................................................................................	9	10
Total current liabilities ...............................................................................................................	758	880
Long-term debt, net of current portion, original issue discounts, and debt issuance costs .................	3,077	3,268
Operating lease liabilities, net of current portion ($6 and $5, respectively, due to related parties) ....	681	655
Finance lease liabilities, net of current portion ($31 and $28, respectively, due to related parties) ...	183	169
Financing obligations, net of current portion ......................................................................................	75	83
Deferred tax liabilities, net ..................................................................................................................	10	43
Other liabilities ....................................................................................................................................	1	1
Total liabilities ............................................................................................................................	4,785	5,099

Perpetual preferred stock, net - $0.00000125 par value, 15 shares authorized, 14 and 14 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively ..............................	371	360

Common stock - $0.00000125 par value, no shares authorized, issued and outstanding as of March 31, 2026, 273 shares authorized, 80 shares issued and outstanding at December 31, 2025	–	–
Class A common stock - $0.00000125 par value, 3,500 shares authorized, 215 shares issued and outstanding at March 31, 2026, no shares authorized, issued and outstanding as of December 31, 2025	–	–
Class B common stock - $0.00000125 par value, 200 shares authorized, 38 shares issued and outstanding at March 31, 2026, no shares authorized, issued and outstanding as of December 31, 2025	–	–
Convertible preferred stock, net - $0.00000125 par value, no shares authorized, issued and outstanding as of March 31, 2026, 149 shares authorized, 142 and shares issued and outstanding at December 31, 2025 ..........................................................................................................................	–	430
Treasury stock, at cost, 5 and 5 shares at March 31, 2026 and 2025, respectively .............................	(7)	(7)
Additional paid-in-capital ....................................................................................................................	1,238	105
Retained earnings (accumulated deficit) .............................................................................................	(29)	—
Accumulated other comprehensive income (loss) ...............................................................................	(1)	—
Total equity .................................................................................................................................	1,201	528
Total liabilities, perpetual preferred stock, and equity ...............................................................	$6,357	$5,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2026	2025
REVENUES
Equipment rental and related services ..............................................................................................	$683	$495
Equipment sales ($60 from related parties in 2025) .........................................................................	179	145
Equipment parts and supplies and services ......................................................................................	77	58
Platform: ...........................................................................................................................................
Telematics ......................................................................................................................................	31	10
Other ..............................................................................................................................................	19	8
Total revenues .............................................................................................................................	989	716

COST OF REVENUES
Direct operating costs .......................................................................................................................	222	171
OWN Program payouts ( $12 to related parties in 2025) .................................................................	217	154
Equipment sales ................................................................................................................................	146	113
Platform expense ..............................................................................................................................	28	8
Depreciation and amortization .........................................................................................................	89	70
Total cost of revenues ....................................................................................................................	702	516
Gross profit ....................................................................................................................................	287	200

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......................................................	286	210
Operating income (loss) .................................................................................................................	1	(10)

OTHER INCOME (EXPENSE)
Interest expense ................................................................................................................................	(70)	(63)
Other income, net ($3 and $2 from related parties, respectively) ....................................................	8	6
Total other expense, net .................................................................................................................	(62)	(57)
LOSS BEFORE BENEFIT FROM INCOME TAXES .................................................................	(61)	(67)

Benefit from income taxes ..................................................................................................................	(32)	(19)

NET LOSS ..........................................................................................................................................	$(29)	$(48)

Deemed dividends on perpetual preferred stock .................................................................................	(12)	(12)
Net loss attributable to common shareholders ....................................................................................	$(41)	$(60)

Weighted average common shares outstanding (Class A and Class B): .............................................
Basic .................................................................................................................................................	209	78
Diluted ..............................................................................................................................................	209	78
Loss per common share (Class A and Class B): .................................................................................
Basic .................................................................................................................................................	$(0.20)	$(0.77)
Diluted ..............................................................................................................................................	$(0.20)	$(0.77)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
Unaudited

	Three Months Ended March 31,
	2026	2025
Net loss ................................................................................................................................................	$(29)	$(48)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments ...............................................................................	–	(2)
COMPREHENSIVE LOSS .................................................................................................................	(29)	(50)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PERPETUAL PREFERRED STOCK AND EQUITY
(In millions)
Unaudited

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2026	14	360	80	–	–	$–	–	$–	142	$430	$(7)	$105	$–	$–	$528
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(29)	–	(29)
Reclassification of net (gain) loss from derivative instruments, net of tax	–	–	–	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Foreign currency translation adjustments	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Unrealized gain on available-for-sale debt securities	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Conversion of common stock to Class A common stock in connection with IPO	–	–	(80)	–	80	–	–	–	–	–	–	–	–	–	–
Conversion of convertible preferred stock to class A common stock in connection with IPO	–	–	–	–	142	–	–	–	(142)	(430)	–	430	–	–	–
Conversion of class A common stock to class B common stock in connection with IPO	–	–	–	–	(38)	–	38	–	–	–	–	–	–	–	–
Issuance of class A common stock in connection with IPO, net of underwriting discounts and offering costs	–	–	–	–	31	–	–	–	–	–	–	692	–	–	692
Accretion of perpetual preferred stock to redemption value	–	11	–	–	–	–	–	–	–	–	–	(11)	–	–	–
Exercises of stock options	–	–	–	–	–	–	–	–	–	–	–	2	–	–	2
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	20	–	–	20
Balance at March 31, 2026	14	$371	–	–	215	$–	38	$–	–	$–	$(7)	$1,238	$(29)	$(1)	$1,201

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income	Equity
Balance at January 1, 2025	14	324	78	$–	$–	$–	$–	$–	142	$430	$(7)	$114	$8	$4	$549
Impact of adoption of ASU 2020-06	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(48)	–	(48)
Change in fair value of derivative instruments, net of tax	–	–	–	–	–	–	–	–	–	–	–	–	–	(2)	(2)
Accretion of perpetual preferred stock to redemption value	–	11	–	–	–	–	–	–	–	–	–	(11)	–	–	(11)
Exercises of stock options	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Balance at March 31, 2025	14	$335	78	$–	–	$–	–	$–	142	$430	$(7)	$105	$(40)	$2	$490
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss .......................................................................................................................................................	$(29)	$(48)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense ..................................................................................................	104	79
Amortization of debt issuance costs and original issue discounts ..........................................................	5	5
Allowance for credit losses and doubtful accounts .................................................................................	9	5
Change in operating lease cost ................................................................................................................	31	27
Stock-based compensation expense ........................................................................................................	19	1
Deferred taxes .........................................................................................................................................	(33)	(20)
Other ........................................................................................................................................................	2	–
Change in operating assets and liabilities:
Accounts receivable ................................................................................................................................	(57)	(75)
Inventories ...............................................................................................................................................	(27)	(26)
Prepaid costs and other assets .................................................................................................................	(52)	(32)
Accounts payable and manufacturer flooring plans payable ..................................................................	(26)	(9)
Accrued liabilities ...................................................................................................................................	(115)	69
Operating lease liabilities ........................................................................................................................	(31)	(27)
Net cash used in operating activities ....................................................................................................	(200)	(51)
INVESTING ACTIVITIES
Purchases of rental equipment ($1 from related parties in 2025)............................................................	(328)	(293)
Proceeds from sale of rental equipment ($21 from related parties in 2025) ...........................................	115	75
Purchases of and deposits on property and other fixed assets .................................................................	(48)	(50)
Investments in internally developed software .........................................................................................	(9)	(10)
Purchases of investments in equity and debt securities ...........................................................................	(6)	(6)
Proceeds from sale of investments in equity and debt securities ............................................................	3	2
Acquisition of businesses, net of cash acquired ......................................................................................	(7)	(1)
Net cash used in investing activities .....................................................................................................	(280)	(283)
FINANCING ACTIVITIES
Payments on long-term debt and finance leases ......................................................................................	(582)	(15)
Proceeds from long-term debt .................................................................................................................	381	300
Payments on financing obligations .........................................................................................................	(2)	(14)
Proceeds on financing obligations ...........................................................................................................	–	1
Proceeds from issuance of class A common stock upon initial public offering, net of underwriting discount and commissions ....................................................................................................................	706	–
Exercise of stock options .........................................................................................................................	2	1
Payments of equity issuance costs ..........................................................................................................	(2)	–
Net cash provided by financing activities ............................................................................................	503	273
Net increase (decrease) in cash and cash equivalents ................................................................................	23	(61)
Cash and cash equivalents, beginning of period .....................................................................................	306	406
Cash and cash equivalents, end of period ...............................................................................................	$329	$345
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest ...............................................................................................................................	$39	$32
Cash paid for taxes ..................................................................................................................................	–	–
NON-CASH ACTIVITIES:
Purchase of rental equipment remaining in accounts payable ................................................................	$23	$4
Purchase of property and other fixed assets remaining in accounts payable ..........................................	5	9
Accretion of perpetual preferred stock to redemption value ...................................................................	11	11
Stock-based compensation for capitalized software development ..........................................................	1	–

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
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
In addition to equipment rentals, the Company also offers complementary products and services, such as equipment parts, supplies, services, and select jobsite support offerings. These products and services are integrated with the T3 platform to support broader jobsite needs as part of the Company’s equipment rental and services operations. The Company offers new and used equipment for sale to customers. Separately, the Company offers telematics software as a service (“SaaS”) subscriptions, supported by embedded telematics hardware to customers who use the digital tools to monitor fleet performance, manage maintenance, and oversee jobsite activity through a single platform. The Company develops and enhances these tools and services with input from customers. The
Company also retails building materials and hardware supplies to customers.
As of March 31, 2026, the Company had 371 full-service branches, 9 dealership sites, and 27 building materials and hardware retail stores located across 45 states in the U.S. The Company’s full-service, technology-enabled model supports multiple customer touchpoints and allows it to operate a high-quality, diversified rental fleet. The
Company’s branch network also serves as an effective distribution channel for fleet disposition and supports related activities including new and used equipment sales, parts, supplies and services. The Company is an authorized dealer for JLG, Takeuchi, Skyjack, Genie, and other major brands of construction and aerial equipment, and offers equipment rentals, parts, and services.
Initial Public Offering
On January 26, 2026, the Company completed its initial public offering (“IPO”) of 30.5 million shares of the
Company’s Class A common stock at a price of $24.50, resulting in gross proceeds of $747 million and net proceeds of $706 million after deducting underwriting discounts and commissions. In connection with the IPO, the Company capitalized $14 million of equity issuance costs. The Company intends to use the net proceeds of the offering for general corporate purposes.
Immediately prior to the completion of the IPO, the Company’s certificate of formation, bylaws, and investors’
rights agreement were amended and restated, resulting in, among other things, all shares of the Company’s common stock, including shares of common stock issued upon the automatic conversion of the Company’s preferred stock
(other than shares of perpetual preferred stock which remain outstanding) being reclassified into shares of Class A common stock, and immediately thereafter all shares of Class A common stock then held by the Company’s Chief

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
Executive Officer or President (the “Founders”) were exchanged into an equivalent number of shares of Class B common stock. Additionally, shares of Class A common stock will be issuable upon exercise or vesting of all outstanding options and restricted stock units, as applicable, except that Class B shares will be issuable upon exercise or vesting of options and restricted stock units held by the Founders and upon vesting of performance stock units (“PSUs”) granted to the Founders (see IPO Founders Awards below).
Concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 142 million shares of Class A common stock. Following the completion of the IPO, the
Company had 3,500 million of authorized shares of Class A common stock and approximately 215 million shares of
Class A common stock issued and outstanding, along with 200 million of authorized shares of Class B common stock and approximately 38 million shares of Class B common stock issued and outstanding.
Following the completion of the IPO, the Class B common stock (which is held by the Founders who have agreed to vote together as a group) represented more than 80% of the total voting power of the outstanding common stock and, as a result, the Company is considered to be a “controlled company” within the meaning of Nasdaq corporate governance standards.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with Securities and Exchange Commission
(“SEC”) rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations, changes in perpetual preferred stock and equity, and cash flows, for the three months ended March 31, 2026 and 2025. Interim results of operations are not necessarily indicative of the results of the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s
Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The Company’s
significant accounting policies are described in Note 2 of the Company’s Audited Consolidated Financial Statements
as of and for the year ended December 31, 2025. There have been no significant changes to those accounting policies in the Company’s preparation of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026.
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
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued
ASU 2025-05, which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Effective January 1, 2026, the Company began applying the practical expedient when estimating credit losses on a prospective basis. The adoption of this guidance did not have a material impact on the
Company’s consolidated financial statements and related disclosures.
Accounting Pronouncements Issued, Not Yet Adopted
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, which is intended to improve the disclosures about a public entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
Interim Reporting - Narrow Scope Improvements: In December 2025, the FASB issued ASU 2025-11, which clarifies interim disclosure requirements and the applicability of ASC 270, Interim Reporting. The objective of the amendment is to provide further clarity about the current interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-11 on its interim reporting requirements in the future.
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
3.ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consist of the following (In millions):

	March 31, 2026	December 31, 2025
Equipment rental and related services ...................................................................	$523	$494
Equipment sales .....................................................................................................	39	21
Equipment parts, supplies and services ..................................................................	141	128
Billed or uninvoiced OEM reimbursement receivables .........................................	98	97
Other ......................................................................................................................	91	76
Total accounts receivable ....................................................................................	892	816
Allowance for credit losses and doubtful accounts ................................................	(74)	(68)
Accounts receivable, net ......................................................................................	$818	$748

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
4.INVENTORY
Inventories consist of the following (In millions):

	March 31, 2026	December 31, 2025
Equipment inventory ..............................................................................................	$130	$131
Equipment parts .....................................................................................................	212	189
Telematics hardware ..............................................................................................	47	48
Building materials, supplies, small tools, and other ..............................................	38	33
Total inventories ..................................................................................................	$427	$401
5.RENTAL EQUIPMENT, NET
Rental equipment, net, consist of the following (In millions):

	March 31, 2026	December 31, 2025
Rental equipment ...................................................................................................	$3,816	$3,596
Installed telematics tracker devices ........................................................................	83	81
Total rental equipment ...........................................................................................	3,899	3,677
Less: accumulated depreciation .............................................................................	(911)	(843)
Rental equipment, net ............................................................................................	$2,988	$2,834
The Company recognized depreciation expense of $82 million and $67 million for the three months ended
March 31, 2026 and 2025, respectively, included within depreciation and amortization as a component of cost of revenues on the condensed consolidated statements of operations.
6.PROPERTY AND OTHER FIXED ASSETS, NET
Property and other fixed assets, net, consist of the following (In millions):

	March 31, 2026	December 31, 2025
Furniture, fixtures, office equipment and other .....................................................	$175	$167
Leasehold improvements .......................................................................................	176	161
Buildings and improvements .................................................................................	206	186
Construction in progress ........................................................................................	55	61
Land .......................................................................................................................	40	44
Total property and other fixed assets .....................................................................	652	619
Less: accumulated depreciation .............................................................................	(128)	(115)
Total property and other fixed assets, net .........................................................	$524	$504
The Company recognized depreciation expense of $14 million and $9 million, for the three months ended
March 31, 2026 and 2025, respectively, included in selling, general and administrative expenses on the condensed consolidated statements of operations.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
7.CAPITALIZED SOFTWARE, NET
Capitalized software, net, consists of the following (In millions):

	March 31, 2026	December 31, 2025
Capitalized software ..............................................................................................	$163	$153
Less: accumulated amortization ............................................................................	(50)	(43)
Total capitalized software, net ..........................................................................	$113	$110
The Company recognized amortization expense of $7 million and $4 million for the three months ended
March 31, 2026 and 2025, respectively, included within depreciation and amortization as a component of cost of revenues on the condensed consolidated statements of operations.
8.ACCRUED LIABILITIES
Accrued liabilities consist of the following (In millions):

	March 31, 2026	December 31, 2025
Accrued expenses ...........................................................................................	$100	$65
Accrued salaries and benefits .........................................................................	74	57
Accrued equipment purchases .......................................................................	70	281
Payable to OWN Program participants ..........................................................	63	53
Accrued interest .............................................................................................	60	33
Insurance claims, including incurred but not reported ...................................	46	43
Deferred revenue ............................................................................................	30	30
Manufacturer liability ....................................................................................	15	12
Real and personal property tax payable .........................................................	13	13
Sales and income tax payable ........................................................................	14	12
Other ..............................................................................................................	10	10
Total accrued liabilities .............................................................................	$495	$609

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
9.LONG-TERM DEBT AND LINES OF CREDIT
The Company had the following outstanding amounts of long-term debt (In millions):

	March 31, 2026	December 31, 2025
Long-term debt and lines of credit:
Asset based revolving credit facility, bearing interest at a rate of 4.80%, secured by equipment and other current assets .................................................	$999	$1,196
Senior Secured Second Lien Notes bearing interest at a rate of 9.00% ................	1,034	1,034
Senior Secured Second Lien Notes bearing interest at a rate of 8.625% ..............	600	600
Senior Secured Second Lien Notes bearing interest at a rate of 8.00% ................	500	500
Notes payable to various institutions, bearing interest at rates ranging from 3.75% to 5.10%, maturing through 2029, secured by specific equipment .......	2	2
Equipment financing lines of credit with various institutions, bearing interest at rates ranging from 5.30% to 12.63%, maturing through 2025 ........................	4	3
Total long-term debt and lines of credit ....................................................................	3,139	3,335
Less: original issue discounts ....................................................................................	(19)	(22)
Less: debt issuance costs ...........................................................................................	(38)	(41)
	3,082	3,272
Less: current maturities ..............................................................................................	(5)	(4)
Long-term debt and lines of credit, net of current portion, original issue discounts, and debt issuance costs ..........................................................................................	$3,077	$3,268
ABL Credit Facility
During 2021, the Company entered into an asset-based lending facility (the “ABL Facility”). On November 26,
2025, the Company refinanced existing borrowings under the ABL Facility by entering into a new senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The ABL Credit Facility has a maturity date of
November 26, 2030. The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL Credit Facility) up to $2.75 billion.
Borrowings under the ABL Credit Facility bear interest at a rate (at the Company’s election) equal to either (i) the
Secured Overnight Financing Rate (“SOFR”) plus a spread between 112.5 to 137.5 basis points or (ii) the greatest of
(a) 0%, (b) the Federal Funds Rate in effect on such day plus 50 basis points, (c) the SOFR for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (d) the Prime Rate plus (y) a spread between 12.5 basis points and 37.5 basis points. In connection with the refinancing, the Company expensed $8 million of previously capitalized debt issuance costs relating to certain lenders under the ABL Facility who exited the syndicate, and included in loss on debt extinguishment on the consolidated statements of net income.
Additionally, in connection with the refinancing, the Company capitalized $9 million of debt issuance costs.
The ABL Credit Facility contains negative covenants that permit, subject to certain defined conditions, the
Company to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends, or make certain other restricted payments on, capital stock and certain other securities, subject to applicable caps, (iv) prepay certain indebtedness and (v) make certain acquisitions and investments. Under the ABL Credit Facility, there is one financial covenant that will only apply in the future if excess availability under the ABL Credit Facility falls below the greater of 10 percent of the maximum borrowing amount under the ABL Credit Facility or $175 million. As of
March 31, 2026, availability under the ABL Credit Facility exceeded this threshold and, as a result, the financial covenant was not applicable.
As of March 31, 2026, the Company had $999 million outstanding under the ABL Credit Facility bearing interest at the SOFR of 4.80%, included in long-term debt on the condensed consolidated balance sheets.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL Facility) and “net excess availability” (the amount of additional debt the Company could borrow based on the existing borrowing base). As of March 31, 2026, the
Company had a borrowing base, as defined in the ABL Credit Facility, of $2,280 million. After outstanding borrowings and letters of credit, the net excess availability at March 31, 2026, as defined in the ABL Credit Facility, was $1,276 million, of which the Company could borrow up to $1,048 million without any additional repayment conditions.
Other
Certain note agreements between the Company and various institutions contain restrictions and financial covenants, including maintaining an adjusted fixed charge coverage ratio of 1.15 to 1.00 and a net funded debt to adjusted EBITDA ratio of 6.00 to 1.00. As of March 31, 2026, the Company was in compliance with those restrictions and financial covenants.
As of March 31, 2026 the Company had $6 million of letters of credit outstanding with financial institutions secured by line of credit availability. The letters of credit automatically renew annually unless the Company gives notice to the financial institution to terminate the letter of credit.
10.LEASES
Leasing Activities – Lessee:
Lease arrangements with OWN Program participants: Under the OWN Program, the Company leases equipment owned by participants. The Company accounts for these arrangements as a lease under FASB Accounting
Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”) whereby the Company is the lessee.
Lease arrangements with other parties: The Company, as a lessee, also leases properties, vehicles, certain equipment used in its operations from parties not participating in the OWN Program, and aircraft under various operating and finance leases.
The leases are noncancellable and expire on various terms through 2040. There are no material payments for leases that have not yet commenced.
The following table presents the components of the Company’s lease costs and the classification of such costs in the condensed consolidated statements of operations (In millions):

	Statements of Operations	Three Months Ended March 31,
Component of Lease Cost	Line Item	2026	2025
OWN Program lease payments ...................	OWN Program payouts	$217	$154
Equipment and vehicle operating lease expense ....................................................	Direct operating costs	6	6
Real estate operating lease expense ............	Selling, general and administrative expenses	26	21
Finance lease expense:
Amortization of equipment leased assets ..................................................	Depreciation of rental equipment	3	2
Amortization of property leased assets ..	Selling, general and administrative expenses	3	1
Interest on lease liabilities .....................	Interest expense, net	3	2
Short-term lease cost ...................................	Selling, general and administrative expenses	1	–
Total lease expense .....................................		$259	$186

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
11.COMMON STOCK AND EQUITY PLANS
Initial Public Offering
Concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 142 million shares of Class A common stock. As of March 31, 2026, the Company had
3,500 million authorized shares of Class A common stock and approximately 215 million shares of Class A common stock issued and outstanding, along with 200 million authorized shares of Class B common stock and approximately
38 million shares of Class B common stock issued and outstanding.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the EquipmentShare.com 2025 Employee Stock Purchase
Plan (the “ESPP”). The maximum number of shares initially available for issuance under the ESPP is 2,316,263 shares of common stock and will be increased on the first day of each fiscal year for a period of up to 10 years following the effective date of the ESPP in an amount equal to the least of (i) 12,000,000 shares; (ii) 1% of the total number of shares of the Company’s Class A and Class B common stock outstanding as of the last completed fiscal year; and (iii) such number of shares as determined by the Company’s Board of Directors (the “Board”) in its
discretion. The number of shares available at any time under the ESPP is subject to adjustment in the event of a dividend or other distribution (other than an ordinary dividend or distribution), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of the Company, or other change in the Company’s structure affecting the shares occurs. The number of shares which a participant may purchase in an offering under the ESPP may be reduced if the offering is over-subscribed. The Company did not grant any shares of common stock pursuant to the ESPP during the three months ended March 31, 2026.
2025 Omnibus Incentive Plan
In connection with the IPO, the Company also adopted the EquipmentShare.com Inc 2025 Omnibus Incentive
Plan (the “2025 Plan”). Awards under the 2025 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards
(collectively, the “Awards”). The total number of shares of the Company’s common stock initially authorized for issuance under the 2025 Plan is 40,370,162 shares of common stock and this amount will be increased on January 1 of each year following the effective date of the 2025 Plan for a period of 10 years in an amount equal to the lesser of
(i) 1% of outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Compensation Committee of the Board in its sole discretion. The Awards granted pursuant to the 2025 Plan will be issued with respect to shares of Class A common stock of the Company, other than the IPO
Founders Awards. As of March 31, 2026, there were no options issued and outstanding under the 2025 Plan.
IPO Founders Awards
In connection with the IPO, the Board approved grants of PSUs to each of the Founders under the 2025 Plan that could result in the issuance, to each of the Founders, of as few as zero shares of the Company’s Class B common stock and up to 18,321,644 shares of Class B common stock. Each of the IPO Founders Awards was granted on January 26, 2026 (the “Grant Date”) and is comprised of five tranches of PSUs as set forth in the table below, the vesting of which are subject to service conditions and market conditions, including the Company achieving specified stock price hurdles, as set forth in the table below and subject to anti-dilution adjustments, during the performance period beginning on the first day following the expiration of the lock-up period set forth in the Company’s agreement with its underwriters in connection with the IPO (or, with respect to tranche 1, beginning on January 27, 2026) and ending on the earliest to occur of (i) the tenth anniversary of the Grant Date, (ii) a change in control (as defined in the 2025 Plan) or (iii) the date on which the shares of the Company’s Class A common stock are no longer traded on a securities exchange or market. Achievement of the applicable stock price hurdle for any PSU tranche will occur on the date that the average closing price per share of the Company’s Class A common stock during any 60 consecutive trading days during the performance period equaled or exceeded the applicable stock price hurdle for such tranche, except that achievement of the stock price hurdle for tranche 1 occurred on
January 27, 2026, the date that the closing price per share of the Company’s Class A common stock during the

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
performance period equaled or exceeded the stock price hurdle for such tranche. Any PSUs for which the applicable stock price hurdle is not achieved prior to the end of the performance period will be forfeited in their entirety.

Tranche	Price Hurdle (per Share)	% of Award eligible to be Earned
1	$29.85	17.70%
2	$59.69	21.11%
3	$119.39	21.11%
4	$238.77	21.11%
5	$358.16	18.97%
The fair value of the IPO Founders Awards was estimated as of the Grant Date using Monte Carlo simulations with the following assumptions:

Expected dividend yield .............................................................................................	0.0%
Expected volatility .....................................................................................................	40.0%
Risk-free interest rate .................................................................................................	4.2%
Requisite Service Period (years) - Tranche 1 ............................................................	4.00
Requisite Service Period (years) - Tranche 2 ............................................................	7.24
Requisite Service Period (years) - Tranche 3 ............................................................	9.75
Requisite Service Period (years) - Tranche 4 ............................................................	11.28
Requisite Service Period (years) - Tranche 5 ............................................................	11.81
The Company historically has not paid dividends on common stock and has no plans to issue dividends in the foreseeable future. The expected volatility assumption used to estimate the Grant Date fair value of each tranche of the award was based on the average historical volatility of comparable entities with publicly traded shares. The risk-
free rate for the requisite service period for each tranche was based on the U.S. Treasury yield curve as of the Grant
Date.
The Grant Date fair value of the IPO Founders Awards was $624 million. Stock-based compensation expense of
$17 million was recorded for the IPO Founders Awards during the three months ended March 31, 2026, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $73 million in 2026, $98 million in 2027, $98 million in 2028, $98 million in 2029, $52 million in 2030, and
$189 million thereafter. The weighted average remaining life was 7.5 years as of March 31, 2026.
2016 Equity Incentive Plan
During 2016, the Company created the 2016 Equity Incentive Plan (“2016 Plan”), which allows for the issuance of options to purchase shares of EquipmentShare common stock. The employees eligible to participate in the plan are determined by the plan’s committee. Options are issued with an exercise price equal to the fair value of the
Company’s common stock and with vesting conditions as determined by the plan’s committee. Option awards with time-based vesting conditions generally range from 12 to 48 months. Option awards with service, performance, and/
or market conditions, as defined, vest when those milestones are achieved (the “milestone-based awards”). Options are generally forfeited upon termination or when performance or market conditions are not met, and forfeitures are accounted for as they occur.
Stock Options
As of March 31, 2026, the Company has a total of 22,525,256 options authorized. There were 9,723,781 options issued and outstanding 5,474,473 options were exercised or cancelled and not returned to the pool as of March 31,
2026, and 7,327,002 options available for issuance transferred to the 2025 Plan.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
Stock-based compensation expense of $1 million and $1 million was recorded for vested time-based options during the three months ended March 31, 2026 and 2025, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $6 million. The weighted average remaining life of the outstanding stock options was 1.6 years as of March 31, 2026.
No milestone-based awards were granted during the three months ended March 31, 2026 or 2025. No stock compensation expense for milestone-based option awards was recognized during 2025 or 2026. The Company had
320,000 unvested milestone-based option awards granted in 2022 outstanding as of March 31, 2026. If the 2022 award milestones, as defined, are not achieved by January 31, 2032, then these unvested options will be forfeited.
The Company has not recognized stock compensation expense for these unvested stock options granted during 2022 as of March 31, 2026 because, for accounting measurement purposes, it is not highly probable that the performance conditions will be achieved. The estimated unrecognized stock-based compensation expense to be recognized if and when the performance conditions are considered highly probable of being achieved could be up to $0.4 million for the 2022 awards as of March 31, 2026. The average remaining life of the outstanding milestone-based stock option awards was 5.8 years for the 2022 awards as of March 31, 2026.
RSUs
The Company issued performance-based restricted stock units (“RSUs”) under the 2016 Plan with two-tiered vesting conditions which include a service requirement and a liquidity event requirement. The service condition of the RSUs will be met provided the participant is in continuous service over the defined period of time generally 12 to 48 months. The liquidity event requirement was satisfied on the effective date of the IPO. RSUs shall be settled no later than March 15 of the calendar year following the calendar year in which each vesting event occurs. Upon the consummation of the IPO, the performance-based vesting conditions for outstanding RSUs was satisfied. As a result, the RSUs that had satisfied the service-based condition date had vested. For the three months ended March
31, 2026, the Company recognized $2 million of stock-based compensation expense attributable to RSUs. No stock-
based compensation expense attributable to RSUs was recognized for the three months ended March 31, 2025, as the performance-based vesting condition had not been satisfied at that time.  As of March 31, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $3 million. The weighted average remaining life of the outstanding RSUs was 1.2 years as of March 31, 2026.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
12.REVENUE RECOGNITION
The Company recognizes revenue in accordance with two accounting standards: (1) Topic 842, which addresses lease accounting, and (2) Topic 606, which addresses revenue from contracts with customers.
The following table disaggregates the Company’s revenue based on type and the applicable accounting standard
(In millions):

	Three Months Ended March 31,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Equipment rental revenue .............................................	$607	$–	$607	$439	$–	$439
Ancillary and other rental revenue:
Delivery and pick-up ...............................................	23	21	44	16	16	32
Other equipment rental ...........................................	27	5	32	20	4	24
Total equipment rental and related services ..................	657	26	683	475	20	495
Equipment sales (new and used)(1) ................................	–	179	179	–	145	145
Equipment parts, supplies, and services:
Equipment parts and supplies sales .........................	–	31	31	–	20	20
Services ...................................................................	–	46	46	–	38	38
Total equipment parts, supplies, and services ...............	–	77	77	–	58	58
Platform revenue:
Telematics ...............................................................	–	31	31	–	10	10
Other .......................................................................	–	19	19	–	8	8
Total revenues ...............................................................	$657	$332	$989	$475	$241	$716
__________________
(1)For the three months ended March 31, 2026 and 2025, equipment sales to OWN Program participants were $102 million and $95 million, respectively. For the three months ended March 31, 2026 and 2025, equipment sales to contractors and other end users were $77 million and
$50 million, respectively.
The Company's Equipment Rental and Services Operations segment revenue (see Note 18) is comprised of equipment rental and related services and equipment parts, supplies, and services revenue presented in the table above.
The disaggregation of the Company's revenue from contracts to customers as reflected above, coupled with the reportable segment disclosures (see Note 18), depicts how the nature, amount, timing and uncertainty of the
Company's revenue and cash flows are affected by economic factors.
Equipment rental sublease income was $351 million and $245 million for the three months ended March 31,
2026 and 2025, respectively.
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

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
Equipment sales (new and used) and equipment parts and supplies sales: The Company recognizes revenue on sales of new equipment and used equipment, as well as revenue on sales of parts and supplies, at the point in time when it has a contract in place and satisfies the performance obligation by transferring control of the product or service to a customer. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for such products or services. The Company recognizes revenue on sales of new equipment, used equipment, and parts and supplies when control has transferred to the customer, which is typically when the asset is picked up, delivered to the customer, or when significant risks and rewards of ownership have passed to the customer. In certain cases, the Company acts as the agent for the sale of new equipment, resulting in the new equipment sales revenue being presented net of new equipment cost of revenues in the equipment sales revenue on the accompanying condensed consolidated statements of operations. Otherwise, the Company presents new and used equipment sales on a gross basis within equipment sales revenue and the related equipment sales cost of revenues on the accompanying condensed consolidated statements of operations. As described above, the Company sells equipment assets to other parties and may allow the purchaser of the equipment to place the equipment asset in the
OWN Program to be rented to the Company’s customers. Sales and other tax amounts collected from customers and remitted to government authorities are accounted for on a net basis and excluded from revenue.
Service revenue: Service revenue is primarily comprised of (i) warranty services and (ii) maintenance services and other miscellaneous services. Warranty services revenue represents compensation for the service work the
Company has performed on behalf of the OEM in order to fulfill the warranty extended by the OEM to the customer. Warranty revenue and the related receivable are short-term in nature and revenue is recognized at the point in time when the repair service has been provided by the Company. The Company acts as the principal in these transactions and, therefore, warranty revenue earned and warranty expense incurred are presented on a gross basis within revenues and cost of revenues in the accompanying condensed consolidated statements of operations.
Maintenance services and other miscellaneous services revenue represents compensation for maintenance work the
Company has performed for customers and is recognized at the point in time when the services are performed, or

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
Contract assets and liabilities
The Company does not have material contract assets or material contract liabilities associated with contracts with customers. The Company’s contracts with customers do not result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenues during the three months ended
March 31, 2026 or 2025 that were contract liabilities at the beginning of such periods.
13.INCOME TAXES
The benefit for income taxes was $32 million and $19 million for the three months ended March 31, 2026 and
2025, respectively. Although the Company incurred a loss in the current interim period, it anticipates generating taxable income for the full fiscal year. Accordingly, the estimated annual effective tax rate reflects the expected full-
year income and related expense. Differences between applicable federal and state statutory tax rates and the effective income tax rates for the income tax benefit recorded by the Company are primarily due to nondeductible expenses and the Texas franchise tax, offset by research and development tax credits.
14.RELATED PARTY TRANSACTIONS
Transactions with Investee
The Company has a 50.1% ownership interest in 10G, a joint venture arrangement accounted for under the equity method. For the three months ended March 31, 2026, the Company recognized revenue from sales to 10G of
$8 million, which is included in telematics platform revenue on the condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Company had amounts due from 10G of $4 million and
$2 million, respectively, which are included in accounts receivable on the condensed consolidated balance sheets, and amounts owed to 10G of $0.3 million and $0.2 million, respectively, which are included in accounts payable on the consolidated balance sheets.
The Company holds a 26.95% noncontrolling interest in Powers Group, Inc. (“Powers”), a third-party insurance agency that provides customers with a range of personal and business insurance policies and related services. The
Company purchases insurance coverage through a wholly owned subsidiary of Powers, acting as an agent. For the three months ended March 31, 2026 and 2025, the Company purchased insurance policies through this equity method investee and recognized $3 million and $2 million of insurance expense in selling, general and administrative expenses on the condensed consolidated statements of operations, respectively. At March 31, 2026 and December 31, 2025, the Company had $3 million and $2 million of prepaid insurance related to these policies, respectively, which are included in prepaid costs on the condensed consolidated balance sheets.
The Company purchased telematics tracker devices from an equity method investee totaling approximately $4 million for the three months ended and March 31, 2025. Design and development services paid to the same equity method investee were $0.3 million for the three months ended March 31, 2025, and included in selling, general and administrative expenses on the condensed consolidated statements of operations.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
Transactions with Entities Owned or Controlled by the Founders
The Company has entered into various transactions with related party entities either owned or controlled by the
Company’s Chief Executive Officer or President.
Revenues
During the three months ended March 31, 2026 and 2025, the Company recognized the following revenues from transactions with entities owned or controlled by the Founders:
•Approximately $1 million of equipment rental and related services revenues, including equipment rental revenues whereby the Company acts as an agent in the rental arrangement during the three months ended
March 31, 2025. There were no such amounts during the three months ended March 31, 2026..
•Equipment sales revenue of $102 million during the three months ended March 31, 2025. There were no such amounts during the three months ended March 31, 2026. A portion of the equipment sales for the three months ended March 31, 2025, were agent OEM transactions and the related cost of the equipment sold of
$42 million is presented net of the associated equipment sales revenues for these periods on the consolidated statements of operations. The equipment sold was subsequently listed on the Company’s marketplace under the OWN Program.
•$0.1 million and $2 million, respectively, of equipment parts, supplies and services revenues; and zero and
$0.1 million, respectively, of T3 telematics services revenues relating to equipment enrolled under the
OWN Program.
In addition, the Company recognized $0.1 million and zero for the three months ended March 31, 2026 and
2025, respectively, in sales of building materials and hardware supplies to the Founders, which are included in other platform revenues on the condensed consolidated statements of operations.
OWN Program payouts
OWN Program payouts to entities owned or controlled by the Founders were $0.3 million and $12 million for the three months ended March 31, 2026 and 2025, respectively, included in cost of revenues on the condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, there were no accrued expenses under the OWN Program due to entities owned or controlled by the Founders.
Assignment of property site purchase rights and construction developer fees
For the three months ended March 31, 2026 and 2025, the Company recognized $1 million and $2 million, respectively, of other miscellaneous income for the assignment of new property site purchase rights and related transaction services and $2 million and $1 million, respectively, for construction developer fees provided to entities owned or controlled by the Founders. These amounts are included in other income, net on the condensed consolidated statements of operations.
Accounts receivable and other current assets
At March 31, 2026 and December 31, 2025, the Company had receivables due from entities owned or controlled by the Founders related to the transactions described above in the amounts of $16 million and $19 million, respectively, which are included in accounts receivable or other current assets on the condensed consolidated balance sheets.
Leases
The Company leases or has leased certain properties, facilities, vehicles, and aircraft for its operations under various lease arrangements with entities owned or controlled by the Founders. Lease expenses associated with various operating lease arrangements with entities owned or controlled by the Founders were $0.3 million and $2 million for the three months ended March 31, 2026 and 2025, respectively, which are included in direct operating

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
costs or selling, general and administrative expenses on the condensed consolidated statements of operations. At
March 31, 2026, the Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Founders of $7 million and $7 million, respectively. At
December 31, 2025, the Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Founders of $6 million and $6 million, respectively.
The Company recognized variable lease expense, short-term rental expense, and other miscellaneous expenses, which are included in direct operating costs or selling, general and administrative expenses on the condensed consolidated statements of operations, of $1 million and $0.3 million for the years ended March 31, 2026 and 2025, respectively, primarily relating to certain leases and short-term rentals from entities owned or controlled by the
Founders.
During the three months ended March 31, 2026 and 2025, the Company made payments of $1 million and $1 million under property finance lease arrangements with entities owned or controlled by the Co-Founders, respectively. At March 31, 2026 and December 31, 2025, the Company had finance lease liabilities under finance lease arrangements with entities owned or controlled by the Founders of $32 million and $29 million, respectively.
Purchases of rental equipment, parts, supplies and other
During the three months ended March 31, 2025, the Company purchased $1 million of equipment previously enrolled in the OWN Program from entities owned or controlled by the Founders. The equipment purchased was added to the Company’s rental fleet, and is included in rental equipment, net, on the condensed consolidated balance sheets.
Purchases of property and other fixed assets
During the three months ended March 31, 2026 and 2025, entities owned or controlled by the Founders provided construction services to the Company in the amounts of $0.4 million and $1 million, respectively, which were capitalized to property and other fixed assets.
Accounts payable
At March 31, 2026 and December 31 2025, amounts due to entities owned or controlled by the Founders were
$0.4 million and $0.4 million, respectively, which are included in accounts payable on the condensed consolidated balance sheets.
Cash equivalents
During the three months ended March 31, 2025, the Company deposited $5 million into a money market account at a financial institution in which the Founders have an ownership interest. As of March 31, 2026 and
December 31, 2025, the Company had an aggregate of $21 million and $21 million, respectively, on deposit in a money market account with this financial institution, which is included in cash and cash equivalents on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the funds on deposit earned $0.2 million and $0.1 million of interest income, respectively, which is included in other income, net on the condensed consolidated statements of operations.
The Company does not provide any financial support or guarantee any debt of the related party entities involved in the transactions described above.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
15.FAIR VALUE MEASUREMENTS AND OTHER
The fair value measurements relating to cash equivalents and short-term investments (included in other current assets) are categorized in the fair value hierarchy as follows (In millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$64	$–	$–	$64
Short-term investments:
Mutual funds ...........................................................	6	–	–	6
Equity securities .....................................................	31	2	–	33
Common stocks ......................................................	4	–	–	4
Corporate bonds ......................................................	–	10	–	10
U.S. government bonds ..........................................	26	1	–	27
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$131	$14	$–	$145

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$62	$–	$–	$62
Short-term investments:
Mutual funds ...........................................................	5	–	–	5
Equity securities .....................................................	30	2	–	32
Common stocks ......................................................	5	–	–	5
Corporate bonds ......................................................	–	9	–	9
U.S. government bonds ..........................................	25	1	–	26
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$127	$13	$–	$140
The carrying amounts presented on the condensed consolidated balance sheets for accounts receivable, accounts payable, and other liabilities approximate their fair values due to the short-term maturity of these financial instruments.
The fair values of long-term debt, excluding the Company’s Notes, approximate their book values as of
March 31, 2026 and December 31, 2025. The aggregate fair value of the Company’s Notes which are categorized in
Level 2 of the fair value hierarchy, is estimated based on observable inputs other than quoted prices in active markets and approximated $2,212 million and $2,237 million as of March 31, 2026 and December 31, 2025, respectively.
Investments in equity securities in which the Company does not have significant influence of $29 million and
$29 million as of March 31, 2026 and December 31, 2025, respectively, are carried at cost under the measurement alternative for equity investments that do not have readily determinable fair values. Investments in equity securities in which the Company has significant influence, but not control, of $31 million and $30 million as of March 31,
2026 and December 31, 2025, respectively, are carried under the equity method. These amounts are reported as
Investments in non-consolidated affiliates on the accompanying condensed consolidated balance sheets.
The Company recognized $1 million and $0.4 million of realized and unrealized gains on short-term investments and investments in non-consolidated affiliates during the years ended March 31, 2026 and 2025, respectively, which are included in other income, net on the condensed consolidated statements of operations.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The Company recognized $2 million and $2 million of interest income from interest bearing cash and money market accounts during the years ended March 31, 2026 and 2025, respectively, which are included in other income, net on the condensed consolidated statements of operations.
16.ACQUISITIONS
The Company accounts for business combinations using the acquisition method as defined in FASB  ASC
Topic 805, Business Combinations. Management uses its best estimates and assumptions to value the assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the acquisition accounting, to the extent new information becomes available.
Building Materials and Hardware Retail Stores
During the three months ended March 31, 2026, the Company, through its wholly owned subsidiaries, entered into two separate purchase agreements to acquire substantially all of the business operations of three building supplies, lumber, and hardware retail stores for an aggregate purchase price of $1 million. No goodwill resulted from these transactions. The purchase price was preliminarily allocated to the estimated fair value of net assets acquired as of their respective acquisition dates of $1 million. Assuming the acquisition of these businesses were consummated as of January 1, 2025, the pro forma effect on revenue and earnings are not material to the condensed consolidated financial statements.
Carbide Tooling and Industrial Supply, Inc.
On January 21, 2026, the Company entered into purchase agreements to acquire substantially all of the assets and business operations of an industrial supplier business known as Carbide Tooling and Industrial Supply, located in Waller, Texas, for an aggregate purchase price of $6 million. The purchase price was preliminarily allocated to the estimated fair value of net assets acquired of $5 million and $1 million to goodwill, respectively. The goodwill relating to these acquisitions is expected to be deductible for income tax purposes over a fifteen year period.
Assuming the acquisition of these businesses had occurred as of January 1, 2025, the pro forma effect on revenue and earnings would not have been material to the condensed consolidated financial statements.
17.COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in various claims and legal actions. These matters include, but are not limited to, claims arising from the operation of rented equipment, workers' compensation claims, and alleged breaches of obligations of certain employees to former employers. Management believes that such claims and legal actions taken against the Company are without merit and the Company intends to vigorously defend itself in these cases. Management is of the opinion that the ultimate resolution of any ongoing litigation and related matters, individually or in the aggregate, will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
18.SEGMENT INFORMATION
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

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
Significant expenses regularly provided to the CODM and reported in Segment Adjusted EBITDA include segment cost of revenues and segment selling, general, and administrative expenses. Segment cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Segment cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Segment cost of revenues for All Other business activities includes platform expenses. Segment
Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software. Segment selling, general and administrative expenses exclude depreciation expense related to the Company’s property and other fixed assets, and during the first quarter of 2026, on a prospective basis, segment selling, general and administrative expenses exclude stock-based compensation expense, following a change in the information regularly reviewed by the CODM. There are no other significant segment expenses.
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
The following table presents information about reportable segments (In millions):

	Three Months Ended March 31, 2026
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$760	$–	$–	$760
Equipment sales .............................................................	–	179	–	179
Telematics ......................................................................	4	–	27	31
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	19	19
Total revenues ................................................................	$764	$179	$46	$989
Significant expenses:
Segment cost of revenues .........................................	216	146	28
Segment selling, general and administrative expenses .................................................................	225	7	20
Segment Adjusted EBITDA ........................................	$323	$26	$(2)	$347

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Three Months Ended March 31, 2025
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$553	$–	$–	$553
Equipment sales .............................................................	–	145	–	145
Telematics ......................................................................	3	–	7	10
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	8	8
Total revenues ................................................................	$556	$145	$15	$716
Significant expenses:
Segment cost of revenues .........................................	165	113	8
Segment selling, general and administrative expenses .................................................................	182	7	11
Segment Adjusted EBITDA ........................................	$209	$25	$(4)	$230
The following table reconciles total Segment Adjusted EBITDA to income before income taxes (In millions):

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDA .............................................................................	$347	$230
Equipment operating lease expense ..................................................................	(6)	(6)
OWN Program payouts ....................................................................................	(217)	(154)
Depreciation expense on rental equipment .......................................................	(82)	(67)
Depreciation expense on property and other fixed assets .................................	(14)	(9)
Amortization expense on capitalized software and intangible assets ...............	(8)	(4)
Stock-based compensation expense ..................................................................	(19)	–
Interest expense ................................................................................................	(70)	(63)
Other income, net .............................................................................................	8	6
Loss before benefit from income taxes .............................................................	$(61)	$(67)
The following table presents information about identified assets by reportable segment (In millions):

	March 31, 2026	December 31, 2025
Segment identified assets:
Equipment Rental and Service Operations .....................................	$4,224	$3,948
Equipment Sales ..............................................................................	171	160
All Other .........................................................................................	287	274
Shared Resources ............................................................................	1,675	1,605
Total assets ......................................................................................	$6,357	$5,987

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The following table presents information about cash flows from investing activities by reportable segment (In millions):

	March 31, 2026		March 31, 2025
	Equipment		Equipment
	Rental and		Rental and
	Services	Equipment	Services	Equipment
	Operations	Sales	Operations	Sales
Cash flows from investing activities:
Purchases of rental equipment ................	$(328)	$–	$(293)	$–
Proceeds from sale of rental equipment ..	–	115	–	75
19.EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method as the Company’s convertible preferred stock is considered a participating security because these shares participate in dividends on an as-converted basis with common stock, and for the three months ended March 31, 2026, the Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. On January 26, 2026, concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into Class A common stock and all shares of Class A common stock then held by the Founders were exchanged into an equivalent number of shares of Class B common stock. Income and losses are shared pro-rata between the two classes of common stock. The two-class method requires an allocation of earnings to all classes of common stock and participating securities. Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The participating securities are not required to participate in the losses of the Company, and therefore during periods of loss there is no allocation required under the two-class method between common and participating securities. The Company calculated diluted earnings per share using the more dilutive of either the two-class, if-converted method or the treasury stock method.
For the three months ended March 31, 2026 and 2025 the two-class, if-converted method and the treasury stock method yielded the same result. Diluted earnings per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The following table sets forth the computation of basic and diluted earnings per common share (In millions):

	Three months ended March 31,
	2026		2025
	Class A	Class B	Common Stock
Basic earnings per common share:
Allocation of net loss .......................................................................	$(25)	$(4)	$(48)
Less: Deemed dividends on perpetual preferred stock ....................	(10)	(2)	(12)
Less: Earnings allocated to participating securities .........................	—	—	—
Net loss attributable to common shareholders .................................	(35)	(6)	(60)
Weighted average common shares outstanding - Basic ...................	181	28	78
Basic loss per common share ...........................................................	$(0.20)	$(0.20)	$(0.77)

	Three months ended March 31,
	2026		2025
	Class A	Class B	Common Stock
Diluted earnings per common share:
Allocation of net loss	$(25)	$(4)	$(48)
Less: Deemed dividends on perpetual preferred stock	(10)	(2)	(12)
Net loss attributable to common shareholders	(35)	(6)	(60)
Weighted average common shares outstanding - Diluted	181	28	78
Diluted loss per common share	$(0.20)	$(0.20)	$(0.77)
Employee stock options of 6,422,297 and 5,335,661 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, as a result of their anti-dilutive effect. In addition, convertible preferred shares of 36,099,070 and 141,989,676, which are considered participating securities, were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and
2025, respectively, as a result of their anti-dilutive effect. IPO Founders Awards of 4,836,914 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026, as a result of their anti-
dilutive effect.
20.SUBSEQUENT EVENTS
On April 15, 2026, the ABL Credit Facility was amended to, among other things, add certain defined terms and clarifications with respect to the required timing of repayment of outstanding borrowings, when certain conditions are met, following the receipt by the Company of net cash proceeds from equipment sales to OWN Program participants.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-Q. In addition to historical information, the following discussion and analysis contains forward-
looking statements that reflect our plans, estimates, and beliefs. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K particularly in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections.
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
We are one of the largest and fastest-growing equipment rental providers in the U.S. based on revenue. As of
March 31, 2026, we operated 371 full-service branch locations, 9 standalone dealership sites, and 27 building materials and hardware retail stores across 45 states, with a diversified managed fleet portfolio of more than 262,000 pieces of equipment and approximately 357,000 trackers operating on our T3 platform. As of March 31, 2026, we had 8,502 employees who support us in solving industry inefficiencies by providing smart jobsite technology, as well as operating our equipment rental and retail and service centers.
Our rental fleet, including support vehicles and trailers, consists of equipment that we (i) own, (ii) lease as lessee under operating lease arrangements with third-party lessors such as an Original Equipment Manufacturer
(“OEM”) and financial institutions, or (iii) lease as lessee under our OWN Program. As of March 31, 2026, 179,322 pieces of equipment were owned by us; 848 pieces of equipment were leased by us as a lessee under operating lease arrangements with third parties such as OEMs and financial institutions; and 82,480 pieces of equipment were leased by us as lessee, and rented by us to our customers, under our OWN Program. Leased equipment refers to equipment subject to operating lease contracts with third parties such as OEMs and financial institutions in which we have contracted use of the equipment for a defined period. OWN Program equipment refers to equipment sold to
OWN Program participants and subsequently leased back and operated by us under the OWN Program lease and revenue-sharing structure. Both leased and OWN Program equipment are part of our equipment under management.
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
Moreover, because equipment sale transactions with OWN Program participants occur unevenly throughout the year, depending on demand, period-over-period comparisons may not reflect underlying trends. These transactions may also result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. The OWN Program has consistently attracted strong demand across multiple, sources of capital, including institutional investors who purchase as a buying group through a collective vehicle and finance their equipment purchases through asset-backed securities (“ABS”). To satisfy this demand, the Company has organized for these investors sales of large packages of equipment and has conducted these sales on an episodic basis. Accordingly, period-over-period comparisons may not reflect underlying trends and fluctuations in our operating results and makes it difficult for us to predict our future operating results.
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
Geographic and Fleet Expansion
Our geographic expansion of full-service equipment rental branch locations, and the corresponding increase in total equipment rental fleet size as we supply new branch locations, is one of the primary factors affecting our results. The additional branch locations and rental fleet, combined with equipment sales, were the primary drivers for total revenue increasing from $716 million for the three months ended March 31, 2025 to $989 million for the three months ended March 31, 2026, or at an annual growth rate of 38%.

In line with customer demand and our growth strategy, we have increased the number of full-service equipment rental branch locations from 292 as of March 31, 2025 to 371 as of March 31, 2026, an increase of 79 new full-
service equipment rental branch locations. In conjunction with the opening of these new full-service equipment rental branch locations, we incurred $50 million and $55 million of new market startup costs during the three months ended March 31, 2026 and 2025, respectively.
We correspondingly increased our fleet size from 207,366 units of equipment under management as of
March 31, 2025 to 262,650 as of March 31, 2026, reflecting the growth in original equipment cost (“OEC”) under management, which includes equipment we own and rent to customers, as well as equipment owned by third parties and leased by us, as lessee through our OWN Program, and re-rented to customers, from $7,013 million as of
March 31, 2025 to $9,065 million as of March 31, 2026, or an increase of 29%.
Expansion of OWN Program
The growth in our business through geographic and fleet expansion has been partially achieved through the execution of our strategy to expand our OWN Program. Under the OWN Program, participants may purchase from us new or used (typically less than four years old) equipment which is fully enabled with T3. Concurrently, we enter into a lease arrangement with the participant whereby we are the lessee and this qualified equipment is placed on our
T3 platform, to be rented to third party users. Rental revenue generated from equipment enrolled under the OWN
Program is divided and shared between us and the owner of the equipment, and for the duration of the arrangement we manage the owner’s equipment utilizing the T3 platform.
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
Revenue earned from equipment that is in the OWN Program has no depreciation expense or interest expense for us because we do not own, and therefore do not finance, such equipment. Thus, we have been able to implement this portion of our managed fleet growth without taking on additional debt and increasing our debt costs. When rental equipment is enrolled in the OWN Program, rather than purchased and owned by us, we incur lease expense in the form of OWN Program payouts, which are recorded as cost of revenues, instead of depreciation expense and interest expense associated with rental equipment that is purchased. OWN Program payouts were $217 million and
$154 million for the three months ended  March 31, 2026 and 2025, respectively. This expansion increases cost of revenues (before depreciation expense) and decreases depreciation expense and interest expense, which affects gross profit (before depreciation expense), EBITDA (which we define and calculate as net income before interest expense, income taxes, depreciation expense and amortization expense, and non-cash stock compensation expense), and
EBITDA margins. We expect to further increase our usage of the OWN Program, which will increase OWN
Program payouts in cost of revenues and reduce gross profit (before depreciation) and EBITDA margins, as compared to rental equipment that is purchased and placed in our rental fleet. In addition, OWN Program payouts plus depreciation have grown at a faster rate than the growth of revenue. Total equipment rental fleet OEC under the
Company’s management increased $2,052 million, or 29%, from $7,013 million as of March 31, 2025 to $9,065 million as of March 31, 2026. The total equipment rental fleet OEC enrolled in the OWN Program grew by $1,414 million, or 39%, Company-owned equipment rental fleet OEC grew by $717 million, or 22%, and the equipment rental fleet OEC under operating leases decreased by $79 million during the same period. During the three months ended March 31, 2026, OWN Program payouts increased 41% compared to the three months ended March 31, 2025;
of that increase, 41% was attributed to the growth of the average equipment rental fleet OEC enrolled in the OWN
Program. Because the OWN Program payouts are variable and primarily based on the amount of rental revenue generated by the applicable equipment during the period, changes in demand from our customers for specific types of rental equipment affects the amount of equipment rental and related services revenue generated.

Components of Revenues and Expenses
Our revenues are primarily derived from the rental or sale of construction equipment, as well as related parts, supplies and services, and consist of:
•Equipment rental and related services (includes revenue associated with the rental of equipment including ancillary revenue from equipment delivery and pickup, rental protection plans, and fueling charges);
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
In addition to equipment rental revenue, including from our OWN Program, we also generate revenue from rental customers from the sale of rental protection plan (“RPP”) services designed to protect them from potential damage or loss to the equipment they rent, environmental fees assessed on the rental asset and fuel recovery fees that we charge to our customers.

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
Platform Revenue
Platform revenue is comprised of revenue from telematics services and the sale of custom electronic components, including telematics tracker devices and cloud-based access control keypads, and revenue from building materials and hardware supplies. Revenue from telematics is generated through monthly subscriptions to our T3 platform and its full suite of capabilities, which we provide to our customers as a SaaS subscription. In addition, our equipment rental arrangements also provide customers with access to our T3 platform and we allocate a portion of the transaction consideration from equipment rentals to telematics revenue. Our T3 platform provides customers with access to proprietary digital tools to help manage their jobsites more productively and safely and enables customers to streamline maintenance and prevent theft, and equipment misuse. Our T3 platform also enables equipment owners with subscriptions to place their equipment on our OWN Program to be rented to our customers.
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

Results of Operations
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$683	$495	$188	38%
Equipment sales ..................................................	179	145	34	23%
Equipment parts and supplies and services .........	77	58	19	33%
Platform revenue:
Telematics ......................................................	31	10	21	210%
Other ...............................................................	19	8	11	138%
Total revenue ....................................................	989	716	273	38%
Cost of revenues
Direct operating costs ..........................................	222	171	51	30%
OWN Program payouts .......................................	217	154	63	41%
Equipment sales ..................................................	146	113	33	29%
Platform expense .................................................	28	8	20	250%
Depreciation and amortization ............................	89	70	19	27%
Total cost of revenues ......................................	702	516	186	36%
Gross profit .......................................................	287	200	87	44%
Selling, general and administrative expenses .....	286	210	76	36%
Operating income (loss) ....................................	1	(10)	11	(110)%
Other income (expense):
Interest expense ...................................................	(70)	(63)	(7)	11%
Other income, net ................................................	8	6	2	33%
Total other expense, net ...................................	(62)	(57)	(5)	9%
Loss before income taxes ....................................	(61)	(67)	6	(9)%
Benefit from income taxes ..................................	(32)	(19)	(13)	68%
Net loss ...............................................................	$(29)	$(48)	$19	(40)%
Total revenue. Our revenue was $989 million for the three months ended March 31, 2026, compared to $716 million for the three months ended March 31, 2025, an increase of $273 million, or 38%. Our four sources of revenues over the period are further discussed below:
Equipment rental revenue and related services. Equipment rental revenue and related services accounted for
69% of our revenue for the three months ended March 31, 2026, compared to 69% of our revenue for the three months ended March 31, 2025. Our equipment rental revenue and related services was $683 million for the three months ended March 31, 2026, compared to $495 million for the three months ended March 31, 2025, an increase of
$188 million, or 38%. Approximately $144 million of the increase in equipment rental revenue and related services is driven by an increase in construction demand in the U.S., our strategy to increase our geographical presence, and value afforded our customers from our T3 technology platform. Accordingly, we increased the number of our full-
service equipment rental branch locations from 292 as of March 31, 2025 to 371 as of March 31, 2026. In addition, we grew our fleet OEC under management from $7,013 million as of March 31, 2025 to $9,065 million as of
March 31, 2026, and increased the size of our fleet from 207,366 units to 262,650 units of equipment under management as of March 31, 2025 and 2026, respectively. Changes in the mix of equipment rented and price changes increased in equipment rental and related services revenue by $44 million.

Equipment sales revenue. Equipment sales revenue accounted for 18% of our revenue for the three months ended March 31, 2026, compared to 20% of our revenue for the three months ended March 31, 2025. Equipment sales revenue was $179 million for the three months ended March 31, 2026, compared to $145 million for the three months ended March 31, 2025, an increase of $34 million, or 23%. The change was primarily due to our disciplined and selective equipment sales into the OWN Program, resulting in an increase of $7 million in sales of construction equipment to existing and new participants in our OWN Program, and an increase of $27 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our OWN Program, transactions with OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN
Program participant for the period during which one or more equipment sale transactions with such party occurred.
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
Equipment parts, supplies, and services. Equipment parts, supplies, and services revenue accounted for 8% of our revenue for the three months ended March 31, 2026, compared to 8% for the three months ended March 31,
2025. Equipment parts, supplies, and services revenue was $77 million for the three months ended March 31, 2026, compared to $58 million for the three months ended March 31, 2025, an increase of $19 million, or 33%. This increase was primarily due to our expansion into new markets, resulting in additional full-service branch locations added to our nationwide network, which increased from 292 locations as of March 31, 2025 to 371 locations as of
March 31, 2026. Equipment parts, supplies, and services revenue increased $4 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and $15 million from new branch locations open less than 24 months as a result of the addition of 79 full-service branch locations.
Platform revenue. Platform revenue accounted for 5% of our revenue for the three months ended March 31,
2026, compared to 3% of our revenue for the three months ended March 31, 2025. Platform revenue from telematics was $31 million for the three months ended March 31, 2026, compared to $10 million for the three months ended
March 31, 2025, an increase of $21 million, or 210%. This increase was primarily due to an increase in monthly subscriptions sold for the T3 telematics services, an increase in equipment rented that is fully enabled with T3 telematics services, and an increase in revenues related to the sale of custom electronic components following our
September 2025 acquisition of the controlling interests in The Morey Corporation (“Morey”), a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-
based access control keypads. Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was $19 million for the three months ended
March 31, 2026, compared to $8 million for the three months ended March 31, 2025, an increase of $11 million primarily attributable to the addition of 11 building materials and hardware retail stores.
Cost of revenues. Cost of revenues was $702 million for the three months ended March 31, 2026, compared to
$516 million for the three months ended March 31, 2025, an increase of $186 million, or 36%.
Direct operating costs. Direct operating costs were $222 million for the three months ended March 31, 2026, compared to $171 million for the three months ended March 31, 2025, an increase of $51 million, or 30%. The increase in direct operating costs is primarily due to the organic expansion of our footprint through the addition of
79 full-service branch locations, which increased from 292 locations as of March 31, 2025 to 371 locations as of
March 31, 2026, partially offset by a decrease in equipment operating lease expense of $1 million due to the termination of certain equipment operating lease agreements. The additional operating locations drove increases in wages and related benefits of $23 million, and logistics, maintenance, and other site operating costs of $29 million.
OWN Program payouts. OWN Program payouts were $217 million for the three months ended March 31, 2026 compared to $154 million for the three months ended March 31, 2025, an increase of $63 million, or 41%.
Approximately $63 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $3,529 million in 2025 to $4,980 million in 2026, or 41%, driven by demand from customers and participants in the OWN Program for construction equipment, as well as an increase in 19 new full-service branch locations during the three months ended March 31, 2026.

Equipment sales cost of revenues. Equipment sales cost of revenues was $146 million for the three months ended March 31, 2026, compared to $113 million for the three months ended March 31, 2025, an increase of $33 million, or 29%. This increase was primarily due to higher equipment sales to existing and new participants in the
OWN Program resulting in a increase in equipment sales cost of revenues of $10 million, and an increase of $23 million in equipment sales to contractors and other end users primarily due to our ability to reach a greater customer base through our expansion of full-service branch locations, which increased from 292 as of March 31, 2025 to 371 as of March 31, 2026, also contributed to the increase in equipment sales cost of revenues.
Platform expense. Platform expense was $28 million for the three months ended March 31, 2026, compared to
$8 million for the three months ended March 31, 2025, an increase of $20 million primarily attributed to the addition of 11 hardware retail stores and the acquisition of Morey in September 2025.
Depreciation and amortization. Depreciation and amortization accounted for 13% of our cost of revenues for the three months ended March 31, 2026, compared to 14% of our cost of revenues for the three months ended
March 31, 2025. Depreciation and amortization was $89 million for the three months ended March 31, 2026, compared to $70 million for the three months ended March 31, 2025, an increase of $19 million, or 27%. This increase was primarily due to an increase in depreciable equipment expense on rental equipment due to an increase in average cost of owned equipment in our rental equipment, and a $3 million increase in amortization expense on capitalized software due to an increase in average capitalized costs related to the continued development of our T3 platform.
Selling, general and administrative expenses. Selling, general and administrative expenses were $286 million for the three months ended March 31, 2026, compared to $210 million for the three months ended March 31, 2025, an increase of $76 million, or 36%. The increases in selling, general and administrative expenses were primarily attributed to our expansion of full-service branch locations and growth strategy. To support our expansion, we hired
570 additional staff resulting in an increase of $28 million in selling, general and administrative expense associated with higher payroll, benefits and travel costs. Our expansion of full-service locations also resulted in higher facilities and non-rental vehicles lease expense and associated costs of $11 million. The growth of our business and expansion of our full-service branch locations also increased administrative costs such as insurance, legal, professional expenses and non-income based taxes by $7 million and other miscellaneous administrative expenses by $13 million. Additionally, stock-based compensation expense of $17 million was recorded for the IPO Founders Awards for the three months ended March 31, 2026.
Interest expense, net. Interest expense, net, was $70 million for the three months ended March 31, 2026, compared to $63 million for the three months ended March 31, 2025, an increase of $7 million, or 11%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, partially offset by lower average interest rates under our asset-based revolving credit facilities.
Total other expense, net. Total other expense, net, was $62 million for the three months ended March 31, 2026, compared to $57 million for the three months ended March 31, 2025, an increase of $5 million, or 9%. This increase was primarily due to higher interest expense of $7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, resulting from our higher average outstanding borrowing for the three months ended March 31, 2026, partially offset by higher miscellaneous income of $2 million due to interest and dividend income and unrealized net gains, on various investments held in equity securities.
Benefit from income taxes. The benefit for income taxes was $32 million for the three months ended March 31,
2026, compared to $19 million for the three months ended March 31, 2025, an increase of $13 million, or 68%.
Although the Company incurred a loss in the current interim period, it anticipates generating taxable income for the full fiscal year. Accordingly, the estimated annual effective tax rate reflects the expected full-year income and related expense. Differences between applicable federal and state statutory tax rates and the effective income tax rates for the income tax benefit recorded by the Company are primarily due to nondeductible expenses and the Texas franchise tax, offset by research and development tax credits.
Net loss. Net loss decreased by $19 million to $29 million for the three months ended March 31, 2026, as compared to net loss of $48 million for the three months ended March 31, 2025, due to $11 million of higher operating income, partially offset by $5 million of higher total other expense, net and $13 million of higher income tax benefit.
Key Performance Metrics
We regularly review a number of financial measurements and operating metrics to evaluate our operating performance, measure our growth and make strategic investment decisions. In addition to traditional U.S. generally accepted accounting principles (“U.S. GAAP”) performance measures, such as total revenue and net income, we use supplemental performance operating metrics such as OEC Under Management, and the non-GAAP financial measure EBITDA.
Non-GAAP Financial Measure
We refer in this Form 10-Q to EBITDA, a non-GAAP financial measure that is not prepared in accordance with
U.S. GAAP. This non-GAAP financial measure should be considered supplemental to and is not a substitute for financial information prepared in accordance with U.S. GAAP. Our use of the term EBITDA may vary from the use of similar terms by other companies in our industry and accordingly may not be comparable to similarly titled measures used by other companies.
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
The table below reconciles net income to EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income ......................................................................................	$(29)	$(48)
Provision for income taxes .............................................................	(32)	(19)
Depreciation and amortization expense ..........................................	104	79
Interest expense ..............................................................................	70	63
Non-cash stock compensation expense(1) .......................................	19	1
EBITDA ........................................................................................	$132	$76
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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Equipment Rental Segment Adjusted EBITDA(1) .................................	$323	$209
Equipment Rental Segment Adjusted EBITDA Margin .......................	42%	38%
__________________
(1)Equipment Rental Segment Adjusted EBITDA includes direct operating costs (excluding equipment and vehicle operating lease expense)
and selling, general, and administrative expenses (excluding depreciation expense related to our property and other fixed assets). Equipment and vehicle operating lease expense was $6 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
Depreciation expense related to our property and other fixed assets was $14 million and $9 million, and for the three months ended
March 31, 2026 and 2025, respectively. Equipment Rental Segment Adjusted EBITDA also excludes operating expenses related to OWN
Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. These excluded expenses are significant: OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $217 million, $82 million, and $8 million, respectively, for the three months ended March 31,
2026, $154 million, $67 million, and $4 million, respectively, for the three months ended March 31, 2025.  For additional information, see
Note 18 to our condensed consolidated financial statements for the three months ended March 31, 2026.
OEC Under Management. A substantial portion of our overall value is in our rental fleet equipment, including support vehicles and trailers. The OEC of our owned rental equipment at March 31, 2026 and March 31, 2025 was
$3,930 million and $3,213 million, respectively, or approximately 43% and 46%, respectively, of total equipment rental OEC under our management. At March 31, 2026, the appraised value of the rental equipment owned by OWN
Program participants was $4,039 million. Our broader managed equipment rental fleet from which we support and generate our equipment rental revenue as of March 31, 2026 consisted of 262,650 units having an OEC of $9,065 million and an average age of 31 months, and as of March 31, 2025 consisted of 207,366 units having an OEC of
$7,013 million and an average age of 29 months.
Fleet Composition. Our equipment rental fleet from which we support and generate our equipment rental revenue is summarized in the tables below:

	March 31, 2026
		% of	OEC	% of
	Units	Total	(in millions)	Total
EquipmentShare Owned ...............................	179,322	69%	$3,930	43%
OWN Program ..............................................	82,480	31%	5,056	56%
Operating Lease ............................................	848	—%	79	1%
Total ............................................................	262,650	100%	$9,065	100%

	March 31, 2025
		% of	OEC	% of
	Units	Total	(in millions)	Total
EquipmentShare Owned ...............................	142,936	69%	$3,213	46%
OWN Program ..............................................	62,581	30%	3,642	52%
Operating Lease ............................................	1,849	1%	158	2%
Total ............................................................	207,366	100%	$7,013	100%

	December 31, 2025
		% of	OEC	% of
	Units	Total	(in millions)	Total
EquipmentShare Owned ...............................	170,704	68%	$3,740	43%
OWN Program ..............................................	80,482	32%	4,942	56%
Operating Lease ............................................	1,066	—%	98	1%
Total .............................................................	252,252	100%	$8,780	100%

	December 31, 2024
		% of	OEC	% of
	Units	Total	(in millions)	Total
EquipmentShare Owned ...............................	134,394	69%	$3,021	46%
OWN Program ..............................................	58,360	30%	3,437	52%
Operating Lease ............................................	1,708	1%	143	2%
Total .............................................................	194,462	100%	$6,601	100%
The diversity of equipment in our rental fleet is monitored and carefully balanced to give us the ability to relocate equipment across regions to support increased regional industrial or construction activity and enhance our overall utilization. For example, certain categories of our equipment supporting industrial construction can efficiently be re-located to infrastructure projects. As of March 31, 2026 and December 31, 2025, 84% and 85% of
our rental fleet consists of general rental construction equipment, which includes our core rental equipment of boom lifts, telehandlers, earth moving, scissor lifts, and excavators, respectively, and 16% and 15% of our rental fleet consists of specialty equipment, which includes advanced solutions, industrial tooling, and other non-core rental equipment, respectively.
The rental equipment mix among our general rental and specialty equipment categories was largely consistent in each year as a percentage of total units available for rent and as a percentage of OEC.
For the net book value of our rental equipment, see Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026.
Business Segments
We operate our business through the following reportable segments: (i) Equipment Rental and Services
Operations, comprised of recurring activity performed at our full-service branch locations, such as equipment rentals and related services (including allocated telematics revenue related to rental customer access to the T3 platform), and sales of parts, supplies and maintenance services to construction contractors and others, and (ii) Equipment
Sales, comprised of sales by us of new or used equipment made at any of our branch locations and dealership sites, including equipment sales to participants in the OWN Program. All other business activities include telematics SaaS subscriptions, software applications, and related telematics devices purchased by customers for their owned fleet, as well as building materials and hardware supplies. These segments are based upon how we allocate resources and assess performance. For additional information about our business segments, see Note 18 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026.
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
Our principal costs and expenses associated with the Equipment Rental and Services Operations segment include (i) segment direct operating costs incurred across our 371 full-service branch locations and 9 dealership sites as of March 31, 2026, excluding operating expenses related to OWN Program payouts and equipment and vehicle operating lease expense; and (ii) segment selling, general and administrative expenses, excluding depreciation expense related to the property and other fixed assets. Direct operating costs include the costs incurred at our rental branch locations that collectively support our Equipment Rental and Services Operations segment, including, but not limited to, wages and related benefits, service costs in connection with our rental equipment, site operating costs, pickup and delivery expenses in connection with rental equipment, maintenance, fuel, parts, and supplies.
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

The following tables present information about our reportable segments for the three months ended March 31,
2026 and 2025 (in millions):

	Three Months Ended March 31, 2026
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$760	$—	$—	$760
Equipment sales ...........................................................	—	179	—	179
Telematics ...................................................................	4	—	27	31
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	19	19
Total revenues ...........................................................	$764	$179	$46	$989
Significant expenses:
Segment cost of revenues .......................................	216	146	28
Segment selling, general and administrative expenses ..............................................................	225	7	20
Segment Adjusted EBITDA(1) .................................	$323	$26	$(2)

	Three Months Ended March 31, 2025
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$553	$—	$—	$553
Equipment sales ...........................................................	—	145	—	145
Telematics ...................................................................	3	—	7	10
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	8	8
Total revenues ............................................................	$556	$145	$15	$716
Significant expenses: ...................................................
Segment cost of revenues .......................................	165	113	8
Segment selling, general and administrative expenses ..............................................................	182	7	11
Segment Adjusted EBITDA(1) ..................................	$209	$25	$(4)
__________________
(1)Segment Adjusted EBITDA includes cost of revenues and selling, general, and administrative expenses for each segment. Cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Equipment and vehicle operating lease expense was $6 million and $6 million for the three months ended March 31, 2026 and
2025 respectively. Cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Cost of revenues for all other activities includes platform expenses. Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. These excluded expenses are significant: OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $217 million, $82 million, and $8 million, respectively, for the three months ended March 31, 2026, $154 million, $67 million, and $4 million, respectively, for the three months ended March 31, 2025. Selling, general and administrative expenses for each segment exclude depreciation expense related to our property and other fixed assets. Depreciation expense related to our property and other fixed assets was $14 million and $9 million for the three months ended March 31, 2026 and 2025, respectively. For additional information, see Note 18 to our condensed consolidated financial statements for the three months ended March 31, 2026.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $764 million for the three months ended March 31, 2026, compared to $556 million for the three months ended March 31, 2025, an increase of $208 million, or 37%. Approximately $144 million of the increase is attributed to the growth in fleet OEC under our management from $7,013 million as of March 31, 2025 to $9,065 million as of March 31, 2026, and the corresponding increase in our fleet size from 207,366 units to 262,650 units of equipment under our management as of March 31, 2025 and 2026, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-
service branch locations, which also increased from 292 as of March 31, 2025, to 371 as of March 31, 2026.
Revenue from sales of equipment parts, supplies, and services from mature branch locations and new branch locations open less than 24 months contributed $4 million and $15 million, respectively, to the increase in equipment rental and related services revenue and changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $44 million.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $323 million for the three months ended March 31, 2026, compared to $209 million for the three months ended March 31, 2025, an increase of $114 million, or 55%. The increase in Segment Adjusted EBITDA was primarily due an increase in segment total revenues of $208 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $7,013 million as of March 31, 2025 to $9,065 million as of March 31, 2026, and the corresponding increase in our fleet size from 207,366 units to 262,650 units of equipment under our management as of March 31, 2025 and 2026, respectively, driven by OWN Program demand.
The increase in segment total revenues was offset by increases of $51 million in segment cost of revenues and $43 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $179 million for the three months ended
March 31, 2026, compared to $145 million for the three months ended March 31, 2025, an increase of $34 million, or 23%. The increase was primarily due to increased sales of construction equipment, primarily to contractors and other end users, as presented in the following table (in millions):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$102	$95	$7	7%
Other equipment sales .................................................	77	50	27	54%
Total revenues - equipment sales ................................	$179	$145	$34	23%
Cost of equipment sold to OWN Program participants ...............................................................	$82	$72	$10	14%
Cost of other equipment sales .....................................	64	41	23	56%
Total cost of revenues - equipment sales .....................	$146	$113	$33	29%
__________________
(1)For the three months ended March 31, 2026 and 2025, equipment sales to OWN Program participants included net revenue of $6 million and $13 million, respectively, recognized on an agent basis, with overall transaction values of $41 million and $97 million, respectively.
The increase in equipment sales of $34 million is primarily attributed to higher sales of $7 million in construction equipment to existing and new participants in our OWN Program. Sales of new and used equipment from our full service branch locations to contractors and other end users increased $27 million, primarily attributed to our site expansions.
Segment Adjusted EBITDA for our Equipment Sales segment was $26 million for the three months ended
March 31, 2026, compared to $25 million for the three months ended March 31, 2025, an increase of $1 million, or
4%. The increase in Segment Adjusted EBITDA was primarily attributed to higher gross margins on equipment sales.
All Other. Revenue for all other activities was $46 million for the three months ended March 31, 2026, compared to $15 million for the three months ended March 31, 2025, an increase of $31 million, or 207%. This increase was primarily due to an increase of $20 million in telematics SaaS subscriptions, applications, and related telematics devices, as well as an increase of $11 million in sales of building materials, small tools, and hardware supplies due to our expansion of 11 hardware stores during the trailing twelve months. Segment loss for our all other activities was $2 million for the three months ended March 31, 2026, compared to $4 million for the three months ended March 31, 2025, an increase of $2 million, or 50%, primarily due to the higher revenue as previously discussed, partially offset by an increase of $9 million in selling, general and administrative expenses, including employee compensation, technology costs, professional service fees, and insurance expenses which were allocated to all other activities based on employee headcount.
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
As of March 31, 2026, our liquidity consisted of cash and cash equivalents of $329 million and net excess availability of $1,276 million under our ABL Credit Facility. See “—ABL Credit Facility—Borrowing Capacity”
below.
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
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to shareholders. In addition, we continuously monitor the capital markets and our capital structure, and, from time to time, we seek to refinance, amend or otherwise restructure our outstanding debt on an opportunistic basis and can also choose to raise incremental liquidity as part of such transactions. Such repurchases, refinancings, amendments, exchanges or other transactions, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that may restrict our operations. There can be no assurances that we will be able to raise additional capital on terms that are attractive to us or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.
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
The following table summarizes the change in cash and cash equivalents for the periods shown:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash used in operating activities ..............................................	$(200)	$(51)
Net cash used in investing activities ...............................................	(280)	(283)
Net cash provided by financing activities ......................................	503	273
Net increase (decrease) in cash and cash equivalents ..............	$23	$(61)
Net Cash Used in Operating Activities
For the three months ended March 31, 2026 and 2025, net cash used in our operating activities was $200 million and $51 million, respectively, and was in each period primarily due to the expansion of our business, increased working capital corresponding to the growth in our revenues, and the timing of certain payments. For the three months ended March 31, 2026, net cash used in operating activities reflects a decrease in accrued equipment purchases from $281 million at December 31, 2025 to $70 million at March 31, 2026, primarily due to the timing of payments for equipment purchased in transactions when we act as the agent. Net cash used in operating activities also reflects an increase in cost of revenues of $186 million, selling, general and administrative expenses of $76 million, and interest expense of $7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, associated with the growth of our revenues and other changes in working capital.
Net Cash Used in Investing Activities
For the three months ended March 31, 2026 and 2025, net cash used in our investing activities was $280 million and $283 million, respectively, a decrease of 1%, and was primarily due to a decrease in cash used for the purchases of properties and other fixed assets which was $48 million for the three months ended March 31, 2026, and $50 million for the three months ended March 31, 2025, and an increase in proceeds received from the sale of rental equipment of $115 million and $75 million for the three months ended March 31, 2026 and 2025, partially offset by an increase in by cash used for the purchases of rental equipment, which was $328 million for the three months ended March 31, 2026, and $293 million for the three months ended March 31, 2025.
Net Cash Provided by Financing Activities
For the three months ended March 31, 2026, net cash provided by financing activities was $503 million, compared to $273 million for the three months ended March 31, 2025, an increase of 84%. Net cash provided by financing activities was positively impacted by net proceeds of $706 million from the issuance of class A common stock upon the initial public offering, net of underwriting discount and commissions, net proceeds of $381 million from the issuance of long-term debt for the three months ended March 31, 2026, and net proceeds of $300 million from the issuance of long-term debt for the three months ended March 31, 2025. This was offset partially by using
$582 million in cash to repay long-term debt and finance leases for the three months ended March 31, 2026 and $15 million in cash to repay long-term debt and finance leases for the three months ended March 31, 2025.
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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Purchases of rental equipment ...........................................................	$328	$293
Proceeds from sale of rental equipment .............................................	(115)	(75)
Net rental equipment capital expenditure ....................................	$213	$218
Investments in internally developed software(1) .................................	9	10
Net rental equipment & software expenditure .............................	$222	$228
__________________
(1)Represents expenditures in connection with developing and maintaining our information technology, including our T3 platform, as well as related software applications that generate platform revenue.
Net rental equipment capital expenditures were $213 million for the three months ended March 31, 2026, compared to $218 million for the three months ended March 31, 2025, a decrease of 2%, as we continued to grow our fleet and site locations in connection with our geographical expansion.
ABL Credit Facility
Borrowing Capacity
On November 26, 2025, the Company refinanced existing borrowings under an asset-based lending facility (the
“ABL Facility”) by entering into a new asset-based lending facility (the “ABL Credit Facility”). The ABL Credit
Facility has a stated maturity date of November 26, 2030. The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL
Credit Facility) up to $2.75 billion. Borrowings under the ABL Credit Facility will bear interest at a rate (at the
Company’s election) equal to either (i) the SOFR plus a spread between 112.5 to 137.5 basis points or (ii) the greatest of (a) 0%, (b) the Federal Funds Rate in effect on such day plus 50 basis points, (c) the SOFR for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (d) the Prime Rate plus (y)
a spread between 12.5 basis points and 37.5 basis points.
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
As of March 31, 2026, we calculated a Borrowing Base, as defined under the ABL Credit Facility, of $2,280 million. We determine “Net Excess Availability” as the amount of additional debt we could borrow based on the existing borrowing base. As of March 31, 2026, we had Net Excess Availability of $1,276 million under the ABL

Facility. We determine “Remaining Capacity” as defined under the ABL Credit Facility as the maximum principal amount of debt permitted to be outstanding under the facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the facility. We calculate “Availability Under Borrowing Base Limitation” as the lower of Remaining Capacity or the Borrowing
Base less the principal amount of debt then-outstanding under the ABL Credit Facility, or the amount of debt we could borrow given the collateral we possess at such time, up to payment conditions. As of March 31, 2026, we calculated Remaining Capacity of $1,746 million and our “Availability Under Borrowing Base Limitation” was
$1,048 million. Under the ABL Credit Facility, “Remaining Capacity” and “Availability Under Borrowing Base
Limitation” are calculated and defined in the same way as under the ABL Facility.
As of March 31, 2026, $6 million of standby letters of credit were issued and outstanding with a third-party financial institution.
Covenants
Our ABL Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, or engage in certain transactions with certain affiliates. Under the terms of our ABL Credit Facility, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of March 31, 2026, the appropriate levels of liquidity have been maintained;
therefore this financial maintenance covenant is not applicable. Additional information on the terms of our ABL
Credit Facility is included in Note 9 to our unaudited condensed consolidated financial statements included in this
Form 10-Q.
The ABL Credit Facility is secured on a first-priority basis by liens on substantially all of our and any guarantor’s assets, subject to permitted liens and certain exceptions. As of the date of this Form 10-Q, the ABL
Credit Facility is not guaranteed by any of our subsidiaries.
Certain of the restrictive covenants under the ABL Credit Facility utilize adjusted EBITDA, as defined in the related credit agreement, as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. The adjusted EBITDA metric is calculated under the ABL
Credit Facility as net income before the income tax provision, net financing charges, restructuring and impairment costs, allocation for support functions and other costs, and intangible asset amortization and depreciation, and new market start-up costs attributable to new locations less than twelve months old subject to a specified cap calculated as a percentage of the adjusted EBITDA metric. For the three months ended March 31, 2026 and 2025, new market start-up costs attributed to our Equipment Rental and Services Operations segment were $50 million and $55 million, respectively.
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
may be automatically released.
The 2028 Notes are not currently guaranteed by any of our subsidiaries and, in the future, will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2028 Notes at the redemption prices set forth in the 2028 Notes Indenture.
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
may be automatically released.
As of the date of this Form 10-Q, the 2032 Notes are not guaranteed by any of our subsidiaries. Going forward, the 2032 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2032 Notes at the redemption prices set forth in the
2032 Notes Indenture.
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
may be automatically released.
As of the date of this Form 10-Q, the 2033 Notes are not guaranteed by any of our subsidiaries. Going forward, the 2033 Notes will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2033 Notes at the redemption prices set forth in the
2033 Notes Indenture.
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
Dividends
Dividends on our perpetual preferred accrue and accumulate daily in arrears on the then current accreted liquidation preference of the outstanding perpetual preferred, whether or not declared, and, if not declared and paid, will accrue at the applicable dividend rate and be compounded quarterly in arrears. Dividends on the perpetual preferred will be payable, at our election, in cash at any time when, as and if declared by our Board or any duly authorized committee of our Board, but only out of assets legally available. As of March 31, 2026, the maximum potential dividend accumulated in arrears on our perpetual preferred was approximately $136 million.
Contractual Obligations and Commitments
The following table summarizes our long-term contractual obligations and commitments as of March 31, 2026.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt ...............................................................	$3,139	$5	$1,035	$999	$1,100
Operating leases ............................................	1,093	95	245	222	531
Finance leases ...............................................	302	25	56	52	169
Financing obligations (equipment) ...............	25	7	6	12	–
Total contractual obligations ....................	$4,559	$132	$1,342	$1,285	$1,800
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity or capital resources.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December
31, 2025. There have been no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2026.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks, primarily related to the effects of changes in interest rates
(including credit spreads) and fluctuations in fuel prices. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and have not been used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a major financial institution in order to manage our exposure to counterparty nonperformance on such instruments.
Interest Rate Risk
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Facility as of March 31, 2026, our pre-tax earnings would decrease by an estimated $10 million over a
12-month period. We terminated certain interest rate swap agreements in connection with the entry into the ABL
Credit Facility.
Commodity Price Risk
The cost of logistics and transportation fluctuates in large part due to the price of oil and demand trends. Any fluctuations in our transportation costs in excess of amounts we charge to customers, including the cost of delivery and pick up of construction equipment, could harm our gross profits and margins. If we are unable to successfully mitigate a significant portion of commodity price increases or fluctuations, our results of operations could be harmed. A 10% increase in our transportation costs, if not recovered through higher charges to our customers, would have resulted in a change to cost of revenues of approximately $4 million and $3 million, and for the three months ended March 31, 2026 and 2025, respectively.
Foreign Currency Risk
We employ a limited number of software engineers domiciled in the United Kingdom (the “UK”). As a result, we have foreign currency risk exposure to exchange rate fluctuations, primarily with respect to payroll, employee benefits, lease expense, and other costs incurred and paid in British Pounds. During the three months ended
March 31, 2026, the total costs incurred by our subsidiary in the UK was not material to our operating results. Based on the size of our subsidiary in the UK, we do not believe that a 10% change in the British Pound exchange rate would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange
Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial
Officer, as appropriate, to allow timely discussions regarding required disclosure.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2026.
Management’s Annual Report on Internal Control Over Financial Reporting
This Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended
March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.  Legal Proceedings
A description of legal proceedings can be found in Note 17 to our unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated by reference in answer to this item.
Item 1A.  Risk Factors
There have been no material changes to our risk factors from those previously disclosed under Part I, Item 1A,
“Risk Factors” in our 2025 Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5.  Other Information
During the quarter ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits
(1)Exhibits: The exhibits to this report are listed in the exhibit index below.

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Formation	8-K	001-43062	3.1	January 26, 2026
3.2	Amended and Restated Bylaws	8-K	001-43062	3.2	January 26, 2026
10.1
Amendment No. 1 to the Credit Agreement, dated as
of April 15, 2026, among EquipmentShare.com Inc,
the guarantors party thereto, Wells Fargo Bank,
National Association, as agent and the lenders party
thereto.
X
10.2*#	Form of Lease Agreement with Related Parties					X
31.1
Certification of the Principal Executive Officer
Pursuant to Rules 13a-14(a) and 15d-14(a) under the
Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
X
31.2
Certification of the Principal Financial Officer
Pursuant to Rules 13a-14(a) and 15d-14(a) under the
Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
X
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.IN S	Inline XBRL Instance Document
101.SC H	Inline XBRL Taxonomy Extension Schema Document
101.CA L	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DE F	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LA B	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PR E	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.
#Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item
601(b)(10).
**This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the
Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EquipmentShare.com Inc

Date:	May 14, 2026	By:	/s/ David Marquardt
		Name:	David Marquardt
		Title:	Chief Financial Officer and Chief Accounting Officer