Form 10-Q
period 2026-06-30
EquipmentShare.com Inc
filed 2026-08-13
CIK 1693736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 7, 2026, the registrant had 215,807,019 shares of Class A common stock outstanding and 37,568,944 shares of Class B common stock outstanding.

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
Item 1.  Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
Unaudited

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents ......................................................................................................................	$443	$306
Accounts receivable, net(1) ......................................................................................................................	971	748
Inventories ..............................................................................................................................................	460	401
Prepaid costs ...........................................................................................................................................	232	169
Other current assets .................................................................................................................................	104	106
Total current assets ........................................................................................................................	2,210	1,730
Rental equipment, net .............................................................................................................................	3,286	2,834
Property and other fixed assets, net ........................................................................................................	590	504
Capitalized software, net .........................................................................................................................	114	110
Right of use assets, operating .................................................................................................................	719	676
Investments in non-consolidated affiliates .............................................................................................	63	59
Intangible assets, net ...............................................................................................................................	29	31
Other assets .............................................................................................................................................	100	43
Total assets .....................................................................................................................................	$7,111	$5,987

LIABILITIES, PERPETUAL PREFERRED STOCK, AND EQUITY
Accounts payable ....................................................................................................................................	$105	$95
Accrued liabilities ...................................................................................................................................	593	609
Manufacturer flooring plans payable ......................................................................................................	107	74
Current portion of long-term debt ...........................................................................................................	2	4
Current portion of operating lease liabilities ..........................................................................................	79	69
Current portion of finance lease liabilities ..............................................................................................	19	19
Current portion of financing obligations ................................................................................................	9	10
Total current liabilities ...................................................................................................................	914	880
Long-term debt, net of current portion, original issue discounts, and debt issuance costs .....................	3,635	3,268
Operating lease liabilities, net of current portion(2) ................................................................................	690	655
Finance lease liabilities, net of current portion(3) ....................................................................................	197	169
Financing obligations, net of current portion ..........................................................................................	71	83
Deferred tax liabilities, net ......................................................................................................................	22	43
Other liabilities .......................................................................................................................................	—	1
Total liabilities ...............................................................................................................................	5,529	5,099

Perpetual preferred stock, net - $0.00000125 par value, 15 shares authorized, 14 and 14 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively ....................................	370	360

Common stock - $0.00000125 par value, no shares authorized, issued and outstanding as of June 30, 2026, 273 shares authorized, 79 shares issued and outstanding at December 31, 2025 .........................	—	—
Class A common stock - $0.00000125 par value, 3,500 shares authorized, 215 shares issued and outstanding at June 30, 2026, no shares authorized, issued and outstanding as of December 31, 2025	—	—
Class B common stock - $0.00000125 par value, 200 shares authorized, 38 shares issued and outstanding at June 30, 2026, no shares authorized, issued and outstanding as of December 31, 2025	—	—
Convertible preferred stock, net - $0.00000125 par value, no shares authorized, issued and outstanding as of June 30, 2026, 149 shares authorized, 142 shares issued and outstanding at December 31, 2025 .................................................................................................................................	—	430
Treasury stock, at cost, 5 and 5 shares at June 30, 2026 and December 31, 2025, respectively ............	(7)	(7)
Additional paid-in-capital .......................................................................................................................	1,266	105
Retained earnings (accumulated deficit) .................................................................................................	(47)	—
Accumulated other comprehensive income (loss) ..................................................................................	—	—
Total equity ....................................................................................................................................	1,212	528
Total liabilities, perpetual preferred stock, and equity ..................................................................	$7,111	$5,987
__________________
(1)Includes amounts due from related parties of $40 and $20 as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes amounts due to related parties of $8 and $5 as of June 30, 2026 and December 31, 2025, respectively.
(3)Includes amounts due to related parties of $30 and $28 as of June 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Equipment rental and related services .......................................................	$815	$577	$1,498	$1,072
Equipment sales(1) ......................................................................................	483	478	661	624
Equipment parts and supplies and services ................................................	88	70	165	128
Platform: ....................................................................................................
Telematics ...............................................................................................	34	10	65	20
Other ........................................................................................................	29	12	48	20
Total revenues ......................................................................................	1,449	1,147	2,437	1,864

COST OF REVENUES
Direct operating costs ................................................................................	277	181	498	353
OWN Program payouts(2) ...........................................................................	234	173	451	328
Equipment sales .........................................................................................	394	411	540	524
Platform expense ........................................................................................	35	11	63	19
Depreciation and amortization ...................................................................	98	78	188	148
Total cost of revenues .............................................................................	1,038	854	1,740	1,372
Gross profit .............................................................................................	411	293	697	492

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...........	317	229	603	439
Operating income ...................................................................................	94	64	94	53

OTHER INCOME (EXPENSE)
Interest expense ..........................................................................................	(73)	(69)	(143)	(131)
Other income, net(3) ....................................................................................	12	8	20	14
Total other expense, net ..........................................................................	(61)	(61)	(123)	(117)
INCOME (LOSS) BEFORE INCOME TAXES ......................................	33	3	(29)	(64)

Provision for (benefit from) income taxes ....................................................	14	(13)	(19)	(32)

NET INCOME (LOSS) ..............................................................................	$19	$16	$(10)	$(32)

Deemed dividends on perpetual preferred stock ...........................................	(3)	(3)	(15)	(15)
Net income (loss) attributable to common shareholders ..............................	$16	$13	$(25)	$(47)

Weighted average common shares outstanding: ...........................................
Basic ...........................................................................................................	253	78	228	78
Diluted (Class A and Common Stock) .......................................................	222	226	196	78
Diluted (Class B) ........................................................................................	38	N/A	32	N/A
Earnings (loss) per common share: ...............................................................
Basic earnings (loss) per common share ....................................................	$0.07	$0.17	$(0.11)	$(0.60)
Diluted earnings (loss) per common share (Class A and Common Stock)	$0.06	$0.06	$(0.11)	$(0.60)
Diluted earnings (loss) per common share (Class B) .................................	$0.07	N/A	$(0.11)	N/A
__________________
(1)Includes amounts earned from related parties of  $— and $11 for the three months ended June 30, 2026 and 2025, respectively, and $— and
$71 for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes amounts incurred from related parties of $0.5 and $17 for the three months ended June 30, 2026 and 2025, respectively, and $0.8 and $29 for the six months ended June 30, 2026 and 2025, respectively.
(3)Includes amounts earned from related parties of $4 and $1 for the three months ended June 30, 2026 and 2025, respectively, and $7 and $3 for the six months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) ...................................................................	$19	$16	$(10)	$(32)
Other comprehensive income (loss):
Reclassification of net gain (loss) from derivative instruments, net of tax ........................................................	1	—	(1)	—
Change in fair value of derivative instruments, net of tax .	—	(1)	—	(3)
COMPREHENSIVE INCOME (LOSS) ............................	$20	$15	$(11)	$(35)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PERPETUAL PREFERRED STOCK AND EQUITY
(In millions)
Unaudited

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at April 1, 2026	14	$371	–	$–	215	$–	38	$–	–	$–	$(7)	$1,238	$(29)	$(1)	$1,201
Net income	–	–	–	–	–	–	–	–	–	–	–	–	19	–	19
Reclassification of net gain from derivative instruments, net of tax	–	–	–	–	–	–	–	–	–	–	–	–	–	1	1
Accretion of perpetual preferred stock to redemption value	–	(1)	–	–	–	–	–	–	–	–	–	1	–	–	1
Dividends on perpetual preferred stock	–	–	–	–	–	–	–	–	–	–	–	–	(37)	–	(37)
Exercises of stock options	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	26	–	–	26
Balance at June 30, 2026	14	$370	–	$–	215	$–	38	$–	–	$–	$(7)	$1,266	$(47)	$–	$1,212

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at April 1, 2025	14	$335	78	$–	–	$–	–	$–	142	$430	$(7)	$105	$(40)	$2	$490
Net income	–	–	–	–	–	–	–	–	–	–	–	–	16	–	16
Change in fair value of derivative instruments, net of tax	–	–	–	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Accretion of perpetual preferred stock to redemption value	–	3	–	–	–	–	–	–	–	–	–	(3)	–	–	(3)
Dividends on perpetual preferred stock	–	–	–	–	–	–	–	–	–	–	–	–	(36)	–	(36)
Exercises of stock options	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Balance at June 30, 2025	14	$338	78	$–	–	$–	–	$–	142	$430	$(7)	$103	$(60)	$1	$467

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PERPETUAL PREFERRED STOCK AND EQUITY
(In millions)
Unaudited

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2026	14	$360	79	$–	–	$–	–	$–	142	$430	$(7)	$105	$–	$–	$528
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(10)	–	(10)
Conversion of common stock to Class A common stock in connection with IPO	–	–	(80)	–	80	–	–	–	–	–	–	–	–	–	–
Conversion of convertible preferred stock to class A common stock in connection with IPO	–	–	–	–	142	–	–	–	(142)	(430)	–	430	–	–	–
Conversion of class A common stock to class B common stock in connection with IPO	–	–	–	–	(38)	–	38	–	–	–	–	–	–	–	–
Issuance of class A common stock in connection with IPO, net of underwriting discounts and offering costs	–	–	–	–	31	–	–	–	–	–	–	692	–	–	692
Accretion of perpetual preferred stock to redemption value	–	10	–	–	–	–	–	–	–	–	–	(10)	–	–	(10)
Dividends on perpetual preferred stock	–	–	–	–	–	–	–	–	–	–	–	–	(37)	–	(37)
Exercises of stock options	–	–	1	–	–	–	–	–	–	–	–	3	–	–	3
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	46	–	–	46
Balance at June 30, 2026	14	$370	–	$–	215	$–	38	$–	–	$–	$(7)	$1,266	$(47)	$–	$1,212

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2025	14	$324	78	$–	–	$–	–	$–	142	$430	$(7)	$114	$8	$4	$549
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(32)	–	(32)
Change in fair value of derivative instruments, net of tax	–	–	–	–	–	–	–	–	–	–	–	–	–	(3)	(3)
Accretion of perpetual preferred stock to redemption value	–	14	–	–	–	–	–	–	–	–	–	(14)	–	–	(14)
Dividends on perpetual preferred stock	–	–	–	–	–	–	–	–	–	–	–	–	(36)	–	(36)
Exercises of stock options	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Stock-based compensation	–	–	–	–	–	–	–	–	–	–	–	2	–	–	2
Balance at June 30, 2025	14	$338	78	$–	–	$–	–	$–	142	$430	$(7)	$103	$(60)	$1	$467
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss .......................................................................................................................................................	$(10)	$(32)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense ..................................................................................................	216	167
Amortization of debt issuance costs and original issue discounts ..........................................................	9	10
Allowance for credit losses and doubtful accounts .................................................................................	18	12
Change in operating lease cost ................................................................................................................	64	55
Stock-based compensation expense ........................................................................................................	45	2
Deferred taxes .........................................................................................................................................	(21)	(33)
Other ........................................................................................................................................................	3	(4)
Change in operating assets and liabilities:
Accounts receivable ................................................................................................................................	(222)	(117)
Inventories ...............................................................................................................................................	(68)	(40)
Prepaid costs and other assets .................................................................................................................	(102)	(66)
Accounts payable and manufacturer flooring plans payable ..................................................................	6	(29)
Accrued liabilities ...................................................................................................................................	(17)	4
Operating lease liabilities ........................................................................................................................	(63)	(56)
Net cash used in operating activities ....................................................................................................	(142)	(127)
INVESTING ACTIVITIES
Purchases of rental equipment(1) ..............................................................................................................	(1,017)	(799)
Proceeds from sale of rental equipment(2) ...............................................................................................	483	500
Purchases of and deposits on property and other fixed assets .................................................................	(163)	(116)
Proceeds from sale of property and other fixed assets ............................................................................	1	1
Investments in internally developed software .........................................................................................	(17)	(20)
Purchases of investments in equity and debt securities ...........................................................................	(15)	(15)
Proceeds from sale of investments in equity and debt securities ............................................................	7	8
Acquisition of businesses, net of cash acquired ......................................................................................	(9)	(9)
Net cash used in investing activities .....................................................................................................	(730)	(450)
FINANCING ACTIVITIES
Payments on long-term debt and finance leases ......................................................................................	(984)	(318)
Proceeds from long-term debt, net ..........................................................................................................	1,332	900
Payments on deferred financing costs .....................................................................................................	(1)	—
Payments on financing obligations .........................................................................................................	(3)	(16)
Proceeds on financing obligations ...........................................................................................................	—	1
Dividends paid on perpetual preferred stock ...........................................................................................	(37)	(37)
Proceeds from issuance of class A common stock upon initial public offering, net of underwriting discount and commissions ....................................................................................................................	706	—
Payments of equity issuance costs ..........................................................................................................	(7)	—
Exercise of stock options .........................................................................................................................	3	1
Net cash provided by financing activities ............................................................................................	1,009	531
Net increase (decrease) in cash and cash equivalents	137	(46)
Cash and cash equivalents, beginning of period .....................................................................................	306	407
Cash and cash equivalents, end of period	$443	$361

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest ...............................................................................................................................	$131	$126
Cash paid for taxes ..................................................................................................................................	2	1
NON-CASH ACTIVITIES:
Purchase of rental equipment remaining in accounts payable and manufacturer flooring plans ............	$51	$12
Purchase of property and other fixed assets remaining in accounts payable ..........................................	6	8
Accretion of perpetual preferred stock to redemption value ...................................................................	10	14
Stock-based compensation for capitalized software development ..........................................................	1	—
__________________
(1)Includes amounts from related parties of $— and $27 for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes amounts from related parties of $— and $55 for the six months ended June 30, 2026 and 2025, respectively.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
1.BUSINESS
EquipmentShare.com Inc and subsidiaries (“EquipmentShare” or the “Company”) was organized in 2014 and commenced operations on January 1, 2015. Effective June 30, 2025, EquipmentShare.com Inc changed its jurisdiction of incorporation from the state of Delaware to the state of Texas.
The Company is a vertically integrated platform that combines proprietary technology, a connected equipment fleet, and a nationwide footprint to serve the construction industry. More than a rental company, EquipmentShare delivers jobsite visibility and control through its cloud-based T3 platform, which integrates embedded telematics hardware, software applications, and real-time data to support both customers and internal operations. The T3 platform is original equipment manufacturer (“OEM”) agnostic and gives the Company and its rental customers the ability to track mixed fleets, maximize utilization, reduce unplanned downtime, streamline maintenance, and improve jobsite security and operator accountability.
The Company utilizes its proprietary T3 platform in its equipment rental and service operations to manage construction equipment that is owned by the Company, as well as construction equipment that is leased from third party participants in the Company’s “OWN Program.” Under the OWN Program, participants may purchase from the Company new or used (typically less than four years old) equipment which is fully enabled with our T3 platform. Concurrently, the participant and the Company enter into a lease agreement whereby this qualified equipment is placed on the Company’s T3 platform, to be rented to third party users. Rental revenue generated from equipment enrolled under the OWN Program is divided and shared between the Company and the owner of the equipment, and for the duration of the arrangement the Company manages the owner’s equipment utilizing the T3 platform. At the end of the sharing period under the OWN Program, the Company may assist the owner with remarketing services if the equipment is to be sold in the market as used construction equipment. The Company also offers several add-on services to the owner of the equipment.
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
As of June 30, 2026, the Company had 391 full-service branches, 9 dealership sites, and 30 building materials and hardware retail stores located across 45 states in the U.S. The Company’s full-service, technology-enabled model supports multiple customer touchpoints and allows it to operate a high-quality, diversified rental fleet. The
Company’s branch network also serves as an effective distribution channel for fleet disposition and supports related activities including new and used equipment sales, parts, supplies and services. The Company is an authorized dealer for JLG, Takeuchi, Skyjack, Genie, and other major brands of construction and aerial equipment, and offers equipment rentals, parts, and services.
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

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
Executive Officer or President (the “Founders”) were exchanged into an equivalent number of shares of Class B common stock. Additionally, shares of Class A common stock will be issuable upon exercise or vesting of all outstanding options and restricted stock units (“RSUs”), as applicable, except that Class B shares will be issuable upon exercise or vesting of options and RSUs held by the Founders and upon vesting of performance stock units
(“PSUs”) granted to the Founders (see IPO Founders Awards below).
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with Securities and Exchange Commission
(“SEC”) rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations, changes in perpetual preferred stock and equity, and cash flows, for the six months ended June 30, 2026 and 2025. Interim results of operations are not necessarily indicative of the results of the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s
Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies in the 2025 Form 10-K. There have been no significant changes to those accounting policies in the Company’s preparation of the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.
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
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the Financial
Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, which provides optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets. This guidance permits entities to apply a practical expedient when estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.
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
Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU
2025-06, which amends the guidance in FASB Accounting Standards Codification (“ASC”) 350-40, Intangibles -
Goodwill and Other - Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
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
Codification Improvements: In December 2025, the FASB issued ASU 2025-12, which updates U.S. GAAP for a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2025-12 on its consolidated financial statements and related disclosures.
3.ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consist of the following (in millions):

	June 30, 2026	December 31, 2025
Equipment rental and related services ................................................................	$611	$494
Equipment sales ..................................................................................................	49	21
Equipment parts, supplies and services ..............................................................	178	128
Billed or uninvoiced OEM reimbursement receivables .....................................	106	97
Other ...................................................................................................................	108	76
Total accounts receivable ................................................................................	1,052	816
Allowance for credit losses and doubtful accounts ............................................	(81)	(68)
Accounts receivable, net ..................................................................................	$971	$748

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
4.INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2026	December 31, 2025
Equipment inventory ..........................................................................................	$123	$131
Equipment parts ..................................................................................................	243	189
Telematics hardware ..........................................................................................	50	48
Building materials, supplies, small tools, and other ...........................................	44	33
Total inventories ..............................................................................................	$460	$401
5.RENTAL EQUIPMENT, NET
Rental equipment, net, consist of the following (in millions):

	June 30, 2026	December 31, 2025
Rental equipment ................................................................................................	$4,178	$3,596
Installed telematics tracker devices ....................................................................	86	81
Total rental equipment .......................................................................................	4,264	3,677
Less: accumulated depreciation .........................................................................	(978)	(843)
Rental equipment, net .........................................................................................	$3,286	$2,834
During the three and six months ended June 30, 2026, the Company recognized $91 million and $173 million related to rental equipment depreciation expense, respectively. During the three and six months ended June 30, 2025, the Company recognized $72 million and $139 million related to rental equipment depreciation expense, respectively. Rental equipment related depreciation expense is recognized within depreciation and amortization as a component of cost of revenues on the condensed consolidated statements of operations.
6.PROPERTY AND OTHER FIXED ASSETS, NET
Property and other fixed assets, net, consist of the following (in millions):

	June 30, 2026	December 31, 2025
Furniture, fixtures, office equipment and other ..................................................	$183	$167
Leasehold improvements ....................................................................................	187	161
Buildings and improvements ..............................................................................	229	186
Construction in progress .....................................................................................	93	61
Land ....................................................................................................................	40	44
Total property and other fixed assets .................................................................	732	619
Less: accumulated depreciation .........................................................................	(142)	(115)
Total property and other fixed assets, net .....................................................	$590	$504
During the three and six months ended June 30, 2026, the Company recognized $15 million and $29 million related to property and other fixed assets depreciation expense, respectively. During the three and six months ended
June 30, 2025, the Company recognized $10 million and $19 million related to property and other fixed assets depreciation expense, respectively. Property and other fixed assets related depreciation expenses are recognized in selling, general and administrative expenses on the condensed consolidated statement of operations.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
7.CAPITALIZED SOFTWARE, NET
Capitalized software, net, consists of the following (in millions):

	June 30, 2026	December 31, 2025
Capitalized software ...........................................................................................	$171	$153
Less: accumulated amortization .........................................................................	(57)	(43)
Total capitalized software, net ......................................................................	$114	$110
During the three and six months ended June 30, 2026, the Company recognized $7 million and $14 million related to capitalized software amortization expense, respectively. During the three and six months ended
June 30, 2025, the Company recognized $5 million and $9 million related to capitalized software amortization expense, respectively. Capitalized software amortization expense is recognized within depreciation and amortization as a component of cost of revenues on the condensed consolidated statements of operations.
8.ACCRUED LIABILITIES
Accrued liabilities consist of the following (in millions):

	June 30, 2026	December 31, 2025
Accrued expenses ...............................................................................................	$69	$42
Accrued inventory purchases .............................................................................	48	23
Accrued salaries and benefits .............................................................................	63	57
Accrued equipment purchases ............................................................................	158	281
Payable to OWN Program participants ..............................................................	70	53
Accrued interest ..................................................................................................	36	33
Insurance claims, including incurred but not reported .......................................	49	43
Deferred revenue ................................................................................................	43	30
Manufacturer liability .........................................................................................	15	12
Real and personal property tax payable .............................................................	18	13
Sales and income tax payable .............................................................................	15	12
Other ...................................................................................................................	9	10
Total accrued liabilities .................................................................................	$593	$609

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
9.LONG-TERM DEBT AND LINES OF CREDIT
The Company had the following outstanding amounts of long-term debt (in millions):

	June 30, 2026	December 31, 2025
Long-term debt and lines of credit:
Asset based revolving credit facility, bearing interest at a rate of 5.00%, secured by equipment and other current assets .........................................	$1,554	$1,196
Senior Secured Second Lien Notes bearing interest at a rate of 9.00% ........	1,034	1,034
Senior Secured Second Lien Notes bearing interest at a rate of 8.625% ......	600	600
Senior Secured Second Lien Notes bearing interest at a rate of 8.00% ........	500	500
Notes payable to various institutions, bearing interest at rates ranging from 3.75% to 5.10%, maturing through 2029, secured by specific equipment .................................................................................................	–	2
Equipment financing lines of credit with various institutions, bearing interest at rates primarily ranging from —% to 9.62%, maturing through 2026 .............................................................................................	3	3
Total long-term debt and lines of credit .............................................................	3,691	3,335
Less: original issue discounts .............................................................................	(17)	(22)
Less: debt issuance costs ....................................................................................	(37)	(41)
	3,637	3,272
Less: current maturities ......................................................................................	(2)	(4)
Long-term debt and lines of credit, net of current portion, original issue discounts, and debt issuance costs ..................................................................	$3,635	$3,268
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
Borrowings under the ABL Credit Facility bear interest at a rate (at the Company’s election) equal to either (i) the
Secured Overnight Financing Rate (“SOFR”) plus a spread between 112.5 to 137.5 basis points or (ii) the greatest of
(a) 0%, (b) the Federal Funds Rate in effect on such day plus 50 basis points, (c) the SOFR for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (d) the Prime Rate plus (y) a spread between 12.5 basis points and 37.5 basis points. In connection with the refinancing during the three months ended
December 31, 2025, the Company expensed $8 million of previously capitalized debt issuance costs relating to certain lenders under the ABL Facility who exited the syndicate, and included in loss on debt extinguishment on the consolidated statements of net income. Additionally, in connection with the refinancing, the Company capitalized $9 million of debt issuance costs.
On April 15, 2026, the Company amended the ABL Credit Facility (the “Amendment”). The Amendment
revised the mandatory prepayment provisions applicable to net cash proceeds received from transfers under the
OWN Program. Under the amended terms, the Company is required to prepay outstanding borrowings under the
ABL Credit Facility with 100% of such net cash proceeds within five business days following the occurrence of specified trigger events. The Amendment also specifies the application of such prepayments to outstanding borrowings without reducing revolving commitments and requires the Company to provide monthly reporting of net cash proceeds from OWN Program transfers to the administrative agent. No other material terms of ABL Credit
Facility were amended.
The ABL Credit Facility contains negative covenants that permit, subject to certain defined conditions, the
Company to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends, or make certain other restricted payments on, capital stock and certain other securities, subject to applicable caps, (iv) prepay certain

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
indebtedness and (v) make certain acquisitions and investments. Under the ABL Credit Facility, there is one financial covenant that will only apply in the future if excess availability under the ABL Credit Facility falls below the greater of 10 percent of the maximum borrowing amount under the ABL Credit Facility or $175 million. As of
June 30, 2026, availability under the ABL Credit Facility exceeded this threshold and, as a result, the financial covenant was not applicable.
As of June 30, 2026, the Company had $1,554 million outstanding under the ABL Credit Facility bearing interest at the SOFR of 5.00%, included in long-term debt on the condensed consolidated balance sheets.
The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL Facility) and “net excess availability” (the amount of additional debt the Company could borrow based on the existing borrowing base). As of June 30, 2026, the
Company had a borrowing base, as defined in the ABL Credit Facility, of $2,540 million. After outstanding borrowings and letters of credit, the net excess availability at June 30, 2026, as defined in the ABL Credit Facility, was $980 million, of which the Company could borrow up to $726 million without any additional repayment conditions.
Other
Certain note agreements between the Company and various institutions contain restrictions and financial covenants, including maintaining an adjusted fixed charge coverage ratio of 1.15 to 1.00 and a net funded debt to adjusted EBITDA ratio of 6.00 to 1.00. As of June 30, 2026, the Company was in compliance with those restrictions and financial covenants.
As of June 30, 2026 the Company had $6 million of letters of credit outstanding with financial institutions secured by line of credit availability. The letters of credit automatically renew annually unless the Company gives notice to the financial institution to terminate the letter of credit.
10.LEASES
Leasing Activities – Lessee:
Lease arrangements with OWN Program participants: Under the OWN Program, the Company leases equipment owned by participants. The Company accounts for these arrangements as a lease under ASC Topic 842,
Leases (“Topic 842”) whereby the Company is the lessee.
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

	Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
Component of Lease Cost	Line Item	2026	2025	2026	2025
OWN Program lease payments	OWN Program payouts	$234	$173	$451	$328
Equipment and vehicle operating lease expense ........	Direct operating costs	6	6	12	12
Real estate operating lease expense .....................................	Selling, general and administrative expenses	26	22	52	43
Finance lease expense:
Amortization of equipment leased assets ....................	Depreciation of rental equipment	3	3	5	5
Amortization of property leased assets ........................	Selling, general and administrative expenses	2	1	5	2
Interest on lease liabilities ..	Interest expense	4	1	8	3
Short-term lease cost ................	Selling, general and administrative expenses	1	–	2	–
Total lease expense ..................		$276	$206	$535	$393
11.COMMON STOCK AND EQUITY PLANS
Initial Public Offering
Concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 142 million shares of Class A common stock. As of June 30, 2026, the Company had
3,500 million authorized shares of Class A common stock and approximately 215 million shares of Class A common stock issued and outstanding, along with 200 million authorized shares of Class B common stock and approximately
38 million shares of Class B common stock issued and outstanding.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the EquipmentShare.com 2025 Employee Stock Purchase
Plan (the “ESPP”). The maximum number of shares initially available for issuance under the ESPP is 2,316,263 shares of common stock and will be increased on the first day of each fiscal year for a period of up to 10 years following the effective date of the ESPP in an amount equal to the least of (i) 12,000,000 shares; (ii) 1% of the total number of shares of the Company’s Class A and Class B common stock outstanding as of the last completed fiscal year; and (iii) such number of shares as determined by the Company’s Board of Directors (the “Board”) in its
discretion. The number of shares available at any time under the ESPP is subject to adjustment in the event of a dividend or other distribution (other than an ordinary dividend or distribution), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of the Company, or other change in the Company’s structure affecting the shares occurs. The number of shares which a participant may purchase in an offering under the ESPP may be reduced if the offering is over-subscribed. The Company did not grant any shares of common stock pursuant to the ESPP during the six months ended June 30, 2026.
2025 Omnibus Incentive Plan
In connection with the IPO, the Company also adopted the EquipmentShare.com Inc 2025 Omnibus Incentive
Plan (the “2025 Plan”). Awards under the 2025 Plan include stock options, stock appreciation rights, RSUs, PSUs, other cash-based awards and other stock-based awards (collectively, the “Awards”). The total number of shares of the Company’s common stock initially authorized for issuance under the 2025 Plan is 40,370,162 shares of common stock and this amount will be increased on January 1 of each year following the effective date of the 2025 Plan for a period of 10 years in an amount equal to the lesser of (i) 1% of outstanding shares on the last day of the immediately preceding fiscal year and (ii) such number of shares as determined by the Compensation Committee of the Board in

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
its sole discretion. The Awards granted pursuant to the 2025 Plan will be issued with respect to shares of Class A common stock of the Company, other than the IPO Founders Awards.
RSUs
During the three months ended June 30, 2026, the Company granted 708,450 RSUs under the 2025 Plan with a grant date price per unit of $20.01 (fair value of $14 million) to certain service providers who are not Section 16 officers. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest equally over four years, the first 25% of the RSU award vests after one year from grant date, and the remaining 75% of the RSU award vests on a quarterly basis thereafter. These RSUs will be settled within 60 days of vesting. From these RSU awards, 4,830 RSUs vested, and 1,000 RSUs were forfeited.
Stock-based compensation expense was $0.5 million for the RSUs during both the three and six months ended June
30, 2026. As of June 30, 2026, the Company had a total of 702,620 unvested RSUs outstanding and the total pretax compensation cost not yet recognized was $14 million. The weighted average period over which this compensation cost is expected to be recognized is 3.6 years.
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

Tranche	$ Price Hurdle (per Share)	% of Award eligible to be Earned
1	29.85	17.70%
2	59.69	21.11%
3	119.39	21.11%
4	238.77	21.11%
5	358.16	18.97%

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The fair value of the IPO Founders Awards was estimated as of the Grant Date using Monte Carlo simulations with the following assumptions:

Expected dividend yield ...........................................................................................................	0.0%
Expected volatility ....................................................................................................................	40.0%
Risk-free interest rate ................................................................................................................	4.2%
Requisite Service Period (years) - Tranche 1 ...........................................................................	4.00
Requisite Service Period (years) - Tranche 2 ...........................................................................	7.24
Requisite Service Period (years) - Tranche 3 ...........................................................................	9.75
Requisite Service Period (years) - Tranche 4 ...........................................................................	11.28
Requisite Service Period (years) - Tranche 5 ...........................................................................	11.81
As of June 30, 2026, the market condition for Tranche 1 had been achieved. Accordingly, approximately
17.70% of the IPO Founder Awards (6,485,862 PSUs in the aggregate) had satisfied the applicable market condition and remain subject to the related service-based vesting requirement. The remaining 82.30% of the IPO Founder
Awards continue to be subject to achievement of the applicable market conditions and service-based vesting requirements.
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
The Grant Date fair value of the IPO Founders Awards was $624 million. Stock-based compensation expense of
$24 million and $41 million, was recorded for the IPO Founders Awards during the three and six months ended
June 30, 2026, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $49 million in 2026, $98 million in 2027, $98 million in 2028, $98 million in 2029, $52 million in 2030, and $189 million thereafter. The weighted average remaining life was 7.25 years as of June 30, 2026.
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
Stock Options
As of June 30, 2026, the Company has a total of 22,525,256 options authorized. There were 9,049,367 options issued and outstanding.
Stock-based compensation expense of $0.7 million and $1 million was recorded for vested time-based options during the three and six months ended June 30, 2026, respectively, and stock-based compensation expense of
$1 million and $2 million was recorded for the three and six months ended June 30, 2025, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
was $5 million. The weighted average remaining life of the outstanding stock options was 1.4 years as of
June 30, 2026.
No milestone-based awards were granted during the three and six months ended June 30, 2026 or 2025.  The
Company recognized less than $0.1 million stock compensation expense for milestone-based option awards during each of the six months ended June 30, 2026 and 2025. It is not probable that the performance conditions will be achieved in the next 12 months. The Company had 320,000 unvested milestone-based option awards granted in 2022 outstanding as of June 30, 2026. If the 2022 award milestones, as defined, are not achieved by January 31, 2032, then these unvested options will be forfeited.  The estimated unrecognized stock-based compensation expense to be recognized if and when the performance conditions are considered probable of being achieved could be up to $0.4 million for the 2022 awards as of June 30, 2026. The weighted average remaining life of the outstanding milestone-
based stock option awards was 5.6 years for the 2022 awards as of June 30, 2026.
RSUs
During the six months ended June 30, 2026, the Company granted 149,698 RSUs under the 2016 Plan with a weighted average grant date price per unit of $22.78 (fair value of $3 million). From this grant, 8,105 RSUs vested, and 8,669 RSUs were forfeited. As of June 30, 2026, the Company had a total of 132,924 unvested RSUs outstanding and the total pretax compensation cost not yet recognized by the Company for unvested RSUs was $3 million. The weighted average period over which this compensation cost is expected to be recognized is 3.5 years.
The Company issued performance-based RSUs under the 2016 Plan with two-tiered vesting conditions which include a service requirement and a liquidity event requirement. The service condition of the RSUs will be met provided the participant is in continuous service over the defined period of time generally 12 to 48 months. The liquidity event requirement was satisfied on the effective date of the IPO. RSUs shall be settled no later than March
15 of the calendar year following the calendar year in which each vesting event occurs. Upon the consummation of the IPO, the performance-based vesting conditions for outstanding RSUs was satisfied. As a result, the RSUs that had satisfied the service-based condition date became vested. For the three and six months ended June 30, 2026, the
Company recognized $0.2 million and $3 million, respectively, of stock-based compensation expense attributable to
RSUs. No stock-based compensation expense attributable to RSUs was recognized for the three and six months ended June 30, 2025, as the performance-based vesting condition had not been satisfied at that time.

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

	Three Months Ended June 30,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Equipment rental revenue .............................................	$722	$–	$722	$509	$–	$509
Ancillary and other rental revenue:
Delivery and pick-up ...............................................	28	26	54	21	20	41
Other equipment rental ...........................................	32	7	39	23	4	27
Total equipment rental and related services ..................	782	33	815	553	24	577
Equipment sales (new and used)(1) ................................	–	483	483	–	478	478
Equipment parts and supplies and services:
Equipment parts and supplies sales .........................	–	35	35	–	29	29
Services ...................................................................	–	53	53	–	41	41
Total equipment parts and supplies and services ..........	–	88	88	–	70	70
Platform revenue:
Telematics ...............................................................	–	34	34	–	10	10
Other .......................................................................	–	29	29	–	12	12
Total revenues ...............................................................	$782	$666	$1,449	$553	$593	$1,147
__________________
(1)For the three months ended June 30, 2026 and 2025, equipment sales to OWN Program participants were $428 million and $417 million, respectively. For the three months ended June 30, 2026 and 2025, equipment sales to contractors and other end users were $55 million and
$61 million, respectively.

	Six Months Ended June 30,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Equipment rental revenue .............................................	$1,330	$–	$1,330	$948	$–	$948
Ancillary and other rental revenue:
Delivery and pick-up ...............................................	51	48	99	37	35	72
Other equipment rental ...........................................	59	10	69	44	8	52
Total equipment rental and related services ..................	1,440	58	1,498	1,029	43	1,072
Equipment sales (new and used)(1) ................................	–	661	661	–	624	624
Equipment parts and supplies and services:
Equipment parts and supplies sales .........................	–	66	66	–	49	49
Services ...................................................................	–	99	99	–	79	79
Total equipment parts and supplies and services ..........	–	165	165	–	128	128
Platform revenue:
Telematics ...............................................................	–	65	65	–	20	20
Other .......................................................................	–	48	48	–	20	20
Total revenues ...............................................................	$1,440	$997	$2,437	$1,029	$835	$1,864
__________________
(1)For the six months ended June 30, 2026 and 2025, equipment sales to OWN Program participants were $530 million and $512 million, respectively. For the six months ended June 30, 2026 and 2025, equipment sales to contractors and other end users were $131 million and
$112 million, respectively.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The Company's Equipment Rental and Services Operations segment revenue (see Note 18. Segments) is comprised of equipment rental and related services and equipment parts and supplies and services revenue presented in the table above.
The disaggregation of the Company's revenue from contracts to customers as reflected above, coupled with the reportable segment disclosures (see Note 18. Segments), depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.
Equipment rental sublease income was $408 million and $759 million for the three and six months ended
June 30, 2026, respectively, and  $293 million and $538 million for the three and six months ended June 30, 2025, respectively.
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

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
Other revenue: Other platform revenue includes sales of building materials and hardware supplies, which are recognized at a point in time when the products are purchased and picked up by the customer from one of the
Company’s store locations.
Contract assets and liabilities
The Company does not have material contract assets or material contract liabilities associated with contracts with customers. The Company’s contracts with customers do not result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenues during the three and six months ended June 30, 2026 or 2025 that were contract liabilities at the beginning of such periods.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
13.INCOME TAXES
Income tax expense was $14 million and for the three months ended June 30, 2026, and the income tax benefit was $19 million for the six months ended June 30, 2026. The income tax benefit was $13 million and $32 million for the three and six months ended June 30, 2025, respectively. Although the Company incurred a loss for the six months ended June 30, 2026, it anticipates generating taxable income for the full fiscal year. The effective tax rate for the period differed from the statutory rate primarily due to the impact of the Section 162(m) limitation on the annual effective tax rate applied to the year-to-date loss.
14.RELATED PARTY TRANSACTIONS
The Company discloses material related party transactions, balances, and relationships in accordance with
ASC 850, Related Party Disclosures. Management evaluates all related party transactions for proper accounting, disclosure, and potential conflicts of interest.
Transactions with Investee
The Company has a 50.0% ownership interest in 10G LLC (“10G”), a joint venture that designs, develops, engineers, tests and distributes electronic components and warehouses and sells electronic systems and products.
The joint venture arrangement is accounted for under the equity method. For the three and six months ended
June 30, 2026, the Company recognized revenue from sales to 10G of $9 million and $17 million, respectively, which is included in telematics platform revenue on the condensed consolidated statements of operations. At
June 30, 2026 and December 31, 2025, the Company had amounts due from 10G of $4 million and $2 million, respectively, which are included in accounts receivable on the condensed consolidated balance sheets, and amounts owed to 10G of $0.1 million and $0.2 million, respectively, which are included in accounts payable on the consolidated balance sheets.
The Company holds a 26.95% noncontrolling interest in Powers Group, Inc. (“Powers”), a third-party insurance agency that provides customers with a range of personal and business insurance policies and related services. The
Company purchases insurance coverage through a wholly owned subsidiary of Powers, acting as an agent. For the three and six months ended June 30, 2026, the Company purchased insurance policies through this equity method investee and recognized $3 million and $6 million of insurance expense in selling, general and administrative expenses on the condensed consolidated statements of operations, respectively. For the three and six months ended
June 30, 2025, the Company purchased insurance policies through this equity method investee and recognized $2 million and $4 million of insurance expense in selling, general and administrative expenses on the condensed consolidated statements of operations, respectively. At June 30, 2026 and December 31, 2025, the Company had $3
million and $2 million of prepaid insurance related to these policies, respectively, which are included in prepaid costs on the condensed consolidated balance sheets.
Prior to September 19, 2025, the Company purchased telematics tracker devices from an equity method investee, The Morey Corporation (“Morey”), totaling approximately $3 million and $7 million for the three and six months ended June 30, 2025, respectively. Design and development services paid to Morey were $0.1 million and
$0.4 million for the three and six months ended June 30, 2025, respectively, and included in selling, general and administrative expenses on the condensed consolidated statements of operations. On September 19, 2025, the
Company entered into a stock purchase agreement to acquire 50.1% of the common stock of Morey, increasing the
Company’s ownership interest from 49.9% to 100%. The transaction resulted in Morey becoming a wholly-owned subsidiary of the Company.
Transactions with Entities Owned or Controlled by the Founders
The Company periodically enters into transactions with entities that are either owned or controlled by the
Company’s Chief Executive Officer or President (the “Founders”).

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
Revenues
The Company recognized the following revenues from transactions with entities owned or controlled by the
Founders:
•The Company recognized approximately $0.2 million for the three and six months ended June 30, 2026, respectively, of equipment rental and related services revenues. The Company recognized equipment rental and related services revenue of approximately $0.1 million and approximately $1 million during the three and six months ended June 30, 2025, respectively.
•During the three and six months ended June 30, 2025, the Company recognized equipment sales revenue of
$11 million and $113 million, respectively. A portion of the equipment sales for the three and six months ended June 30, 2025, were agent OEM transactions and the related cost of the equipment sold of zero and
$42 million, respectively, is presented net of the associated equipment sales revenues for these periods on the condensed consolidated statements of operations. The equipment sold was subsequently listed on the
Company’s marketplace under the OWN Program. There were no such transactions during the three and six months ended June 30, 2026.
•The Company recognized equipment parts and supplies revenue of $0.1 million during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recorded equipment parts and supplies revenue of $0.9 million and $3 million, respectively.
•The Company recognized T3 telematics services revenue of less than $0.1 million during the three and six months ended June 30, 2026, relating to equipment enrolled under the OWN Program. During the three and six months ended June 30, 2025, the Company recorded T3 telematics services revenue of approximately
$1 million and $1 million respectively, relating to equipment enrolled under the OWN Program.
•During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.4 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized
$0.3 million and $0.3 million, respectively, in sales of building materials and hardware supplies to the
Founders, which are included in other platform revenues on the condensed consolidated statements of operations.
OWN Program payouts
OWN Program payouts to entities owned or controlled by the Founders were $0.5 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $17 million and $29 million for the three and six months ended June 30, 2025, respectively. These amounts are included in cost of revenues on the condensed consolidated statements of operations.
At June 30, 2026, there was approximately $0.1 million included in accrued expenses for amounts due under the
OWN Program to entities owned or controlled by the Founders. At December 31, 2025, no amounts were included in accrued expenses for amounts due under the OWN Program to entities owned or controlled by the Founders.
Assignment of property site purchase rights and construction developer fees
For the three and six months ended June 30, 2026, the Company recognized $0.7 million and approximately $2 million, respectively, of other miscellaneous income for the assignment of new property site purchase rights and related transaction services, and for the three and six months ended June 30, 2025, the Company recognized $0.6 million and $1 million, respectively. These amounts are included in other income, net on the condensed consolidated statements of operations.
For the three and six months ended June 30, 2026, the Company recognized approximately $3 million and $5 million, respectively, for construction developer fees and interest provided to entities owned or controlled by the
Founders. These amounts are included in other income, net on the condensed consolidated statements of operations, and for the three and six months ended June 30, 2025, the Company recognized $0.9 million and $2 million,

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
respectively. These amounts are included in other income, net on the condensed consolidated statements of operations.
Accounts receivable
At June 30, 2026 and December 31, 2025, the Company had receivables due from entities owned or controlled by the Founders primarily related to property development costs and the transactions described above, in the amounts of $36 million and $19 million, respectively, which are included in accounts receivable on the condensed consolidated balance sheets.
Leases
The Company leases or has leased certain properties, facilities, vehicles, and aircraft for its operations under various lease arrangements with entities owned or controlled by the Founders. Lease expenses associated with various operating lease arrangements with entities owned or controlled by the Founders were $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and were $1 million and $3 million for the three and six months ended June 30, 2025, respectively, which are included in direct operating costs or selling, general and administrative expenses on the condensed consolidated statements of operations. At June 30, 2026, the
Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Founders of $9 million and $9 million, respectively. At December 31, 2025, the
Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Founders of $6 million and $6 million, respectively.
The Company recognized variable lease expense, short-term rental expense, and other miscellaneous expenses, which are included in direct operating costs or selling, general and administrative expenses on the condensed consolidated statements of operations, of $0.8 million and $2 million for the three and six months ended June 30,
2026, respectively, and $0.9 million and $1 million for the three and six months ended June 30, 2025, respectively, primarily relating to certain leases and short-term rentals from entities owned or controlled by the Founders.
During the three and six months ended June 30, 2026, the Company made payments of $0.8 million and $2 million under property finance lease arrangements with entities owned or controlled by the Founders, respectively.
During the three and six months ended June 30, 2025, the Company made payments of less than $0.1 million and
$0.7 million under property finance lease arrangements with entities owned or controlled by the Founders, respectively. At June 30, 2026 and December 31, 2025, the Company had finance lease liabilities under finance lease arrangements with entities owned or controlled by the Founders of $31 million and $29 million, respectively.
Purchases of rental equipment, parts, supplies and other
During the three and six months ended June 30, 2025, the Company purchased $21 million and $22 million, respectively, of equipment previously enrolled in the OWN Program from entities owned or controlled by the
Founders. The equipment purchased was added to the Company’s rental fleet, and is included in rental equipment, net, on the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, there were no purchases of equipment previously enrolled in the OWN Program from entities owned or controlled by the
Founders.
The Company also purchased containers and vehicles for approximately $5 million during the three and six months ended June 30, 2025, respectively, and other miscellaneous equipment, parts and supplies for $0.2 million, during the three and six months ended June 30, 2025, respectively, from an entity owned or controlled by the
Founders. The containers and vehicles purchased were added to the Company’s rental equipment and are included in rental equipment, net on the consolidated balance sheets.
Purchases of property and other fixed assets
During the three and six months ended June 30, 2026, there were less than $0.1 million construction services provided to the Company by entities owned or controlled by the Founders. During the three and six months ended
June 30, 2025, entities owned or controlled by the Founders provided construction services to the Company in the

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
amounts of less than $0.1 million and $1 million, respectively, which were capitalized to property and other fixed assets.
Accounts payable
At June 30, 2026 and December 31 2025, amounts due to entities owned or controlled by the Founders were
$0.2 million and $0.1 million, respectively, which are included in accounts payable on the condensed consolidated balance sheets.
Cash equivalents
During the six months ended June 30, 2025, the Company deposited $5 million into a money market account at a financial institution in which the Founders have an ownership interest. As of June 30, 2026 and December 31,
2025, the Company had an aggregate of $21 million on deposit in a money market account with this financial institution, which is included in cash and cash equivalents on the condensed consolidated balance sheets.
For the three and six months ended June 30, 2026, the funds on deposit earned interest income of $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2025 the funds on deposit earned interest income of $0.1 million and $0.2 million, respectively, which is included in other income, net on the condensed consolidated statements of operations.
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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$45	$–	$–	$45
Short-term investments:
Mutual funds ...........................................................	6	–	–	6
Equity securities .....................................................	36	3	–	39
Common stocks ......................................................	5	–	–	5
Corporate bonds ......................................................	–	11	–	11
U.S. government bonds ..........................................	25	1	–	26
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$117	$16	$–	$133

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$62	$–	$–	$62
Short-term investments:
Mutual funds ...........................................................	5	–	–	5
Equity securities .....................................................	30	2	–	32
Common stocks ......................................................	5	–	–	5
Corporate bonds ......................................................	–	9	–	9
U.S. government bonds ..........................................	25	1	–	26
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$127	$13	$–	$140
The carrying amounts presented on the condensed consolidated balance sheets for accounts receivable, accounts payable, and other liabilities approximate their fair values due to the short-term maturity of these financial instruments.
The fair values of long-term debt, excluding the Company’s senior secured second lien notes, approximate their book values as of June 30, 2026 and December 31, 2025. The aggregate fair value of the Company’s senior secured second lien notes which are categorized in Level 2 of the fair value hierarchy, is estimated based on observable inputs other than quoted prices in active markets and approximated $2,195 million and $2,237 million as of June 30,
2026 and December 31, 2025, respectively.
Investments in equity securities in which the Company does not have significant influence of $32 million and
$29 million as of June 30, 2026 and December 31, 2025, respectively, are carried at cost under the measurement alternative for equity investments that do not have readily determinable fair values. Investments in equity securities in which the Company has significant influence, but not control, of $31 million and $30 million as of June 30, 2026 and December 31, 2025, respectively, are carried under the equity method. These amounts are reported as
Investments in non-consolidated affiliates on the accompanying condensed consolidated balance sheets.
The Company recognized $6 million and $7 million of realized and unrealized gains on short-term investments and investments in non-consolidated affiliates during the three and six months ended June 30, 2026, respectively, and the Company recognized $4 million and $5 million of realized and unrealized gains on short-term investments

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
and investments in non-consolidated affiliates during the three and six months ended June 30, 2025, respectively, which are included in other income, net on the condensed consolidated statements of operations.
The Company recognized $1 million and $3 million of interest income from interest bearing cash and money market accounts during the three and six months ended June 30, 2026, respectively, and $1 million and $3 million during the three and six months ended June 30, 2025, respectively, which are included in other income, net on the condensed consolidated statements of operations.
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
Building Materials and Hardware Retail Stores
During the six months ended June 30, 2026, the Company, through its wholly owned subsidiaries, entered into four separate purchase agreements to acquire substantially all of the business operations of six building supplies, lumber, and hardware retail stores for an aggregate purchase price of $4 million, of which $3 million has been paid as of June 30, 2026. The purchase price was preliminarily allocated to the estimated fair value of receivables, inventories, and other assets and liabilities acquired as of their respective acquisition dates of $4 million. No goodwill resulted from these transactions. Assuming the acquisition of these businesses were consummated as of
January 1, 2025, the pro forma effect on revenue and earnings are not material to the condensed consolidated financial statements.
Carbide Tooling and Industrial Supply, Inc.
On January 21, 2026, the Company entered into purchase agreements to acquire substantially all of the assets and business operations of an industrial supplier business known as Carbide Tooling and Industrial Supply, located in Waller, Texas, for an aggregate purchase price of $6 million. Approximately $5 million of the purchase price was preliminarily allocated to the estimated fair value of receivables, inventories, fixed assets, and other assets and liabilities acquired, while the remainder of $1 million was recorded to goodwill. The goodwill relating to this acquisition is expected to be deductible for income tax purposes over a fifteen year period. Assuming the acquisition of the business had occurred as of January 1, 2025, the pro forma effect on revenue and earnings would not have been material to the condensed consolidated financial statements.
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
On July 23, 2026, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers and directors, and the underwriters of the Company's IPO. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b)
and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint generally alleges that certain of the Company's public disclosures, including disclosures contained in the registration statement for the Company's
IPO and subsequent public statements, were materially false or misleading or omitted material information concerning certain related-party transactions and related matters. The complaint seeks, among other relief, compensatory damages, interest, attorneys' fees and costs, and other unspecified relief. The Company believes these

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
claims are without merit and intends to defend against the action vigorously. This litigation is in its preliminary stages, and no defendant has yet filed a responsive pleading. Because the matter is at an early stage, the Company cannot reasonably estimate a possible loss or range of loss, if any, associated with this proceeding.
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
The accounting policies of the reportable segments are consistent with those described in Note 2. Summary of
Significant Accounting Policies in the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2025. Certain corporate selling, general and administrative expenses, including corporate employee compensation, technology costs, professional service fees, and insurance expenses are deemed to be of an operating nature and are allocated to each segment based primarily on segment employee headcount. There were no sales or transactions between segments for any of the periods presented. The Company retains various unattributed assets at the general corporate level, which the Company refers to as “Shared Resources” in the table below. Assets identified as Shared Resources primarily consist of cash, investments, property and other fixed assets and property right of use assets. All other costs and assets are directly attributable to the segments. The Company does not compile discrete financial information for segments other than the information presented below.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The following table presents information about reportable segments (in millions):

	Three Months Ended June 30, 2026
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$903	$–	$–	$903
Equipment sales .............................................................	–	483	–	483
Telematics ......................................................................	5	–	29	34
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	29	29
Total revenues ................................................................	$908	$483	$58	$1,449
Significant expenses:
Segment cost of revenues .........................................	271	394	35
Segment selling, general and administrative expenses .................................................................	248	7	22
Segment Adjusted EBITDA ........................................	$389	$82	$1	$472

	Three Months Ended June 30, 2025
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$647	$–	$–	$647
Equipment sales .............................................................	–	478	–	478
Telematics ......................................................................	4	–	6	10
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	12	12
Total revenues ................................................................	$651	$478	$18	$1,147
Significant expenses:
Segment cost of revenues .........................................	175	411	11
Segment selling, general and administrative expenses .................................................................	201	7	12
Segment Adjusted EBITDA ........................................	$275	$60	$(5)	$330

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30, 2026
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$1,663	$–	$–	$1,663
Equipment sales .............................................................	–	661	–	661
Telematics ......................................................................	9	–	56	65
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	48	48
Total revenues ................................................................	$1,672	$661	$104	$2,437
Significant expenses:
Segment cost of revenues .........................................	486	540	63
Segment selling, general and administrative expenses .................................................................	473	14	43
Segment Adjusted EBITDA ........................................	$713	$107	$(2)	$818

	Six Months Ended June 30, 2025
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$1,200	$–	$–	$1,200
Equipment sales .............................................................	–	624	–	624
Telematics ......................................................................	7	–	13	20
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	20	20
Total revenues ................................................................	$1,207	$624	$33	$1,864
Significant expenses:
Segment cost of revenues .........................................	341	524	19
Segment selling, general and administrative expenses .................................................................	383	14	23
Segment Adjusted EBITDA ........................................	$483	$86	$(9)	$560

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The following table reconciles total Segment Adjusted EBITDA to income before income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA ................................	$472	$330	$818	$560
Equipment operating lease expense ....................	(6)	(6)	(12)	(12)
OWN Program payouts .......................................	(234)	(173)	(451)	(328)
Depreciation expense on rental equipment .........	(91)	(72)	(173)	(139)
Depreciation expense on property and other fixed assets ......................................................	(14)	(10)	(27)	(19)
Amortization expense on capitalized software and intangible assets ........................................	(8)	(5)	(16)	(9)
Stock-based compensation expense ....................	(25)	–	(45)	–
Interest expense ...................................................	(73)	(69)	(143)	(131)
Other income, net ................................................	12	8	20	14
Income (loss) before income taxes ......................	$33	$3	$(29)	$(64)
The following table presents information about identified assets by reportable segment (in millions):

	June 30, 2026	December 31, 2025
Segment identified assets:
Equipment Rental and Service Operations .....................................	$4,742	$3,948
Equipment Sales ..............................................................................	178	160
All Other .........................................................................................	307	274
Shared Resources ............................................................................	1,884	1,605
Total assets ......................................................................................	$7,111	$5,987
The following table presents information about cash flows from investing activities by reportable segment (in millions):

	June 30, 2026		June 30, 2025
	Equipment		Equipment
	Rental and		Rental and
	Services	Equipment	Services	Equipment
	Operations	Sales	Operations	Sales
Cash flows from investing activities:
Purchases of rental equipment ................	$(1,017)	$–	$(799)	$–
Proceeds from sale of rental equipment ..	–	483	–	500
19.EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method as the Company’s convertible preferred stock is considered a participating security because these shares participate in dividends on an as-converted basis with common stock, and for the three and six months ended June 30, 2026, the Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. On January 26, 2026, concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into Class A common stock and all shares of Class A common stock then held by the Founders were exchanged into an equivalent number of shares of Class B common stock. Income and losses are shared pro-rata between the two classes of common stock. The two-class method requires an allocation of earnings to all classes of common stock and participating securities. Basic earnings per share is calculated by dividing net income (loss) attributable to

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
common shareholders by the weighted average number of common shares outstanding for the period. The participating securities are not required to participate in the losses of the Company and, therefore, during periods of loss there is no allocation required under the two-class method between common and participating securities. The
Company calculated diluted earnings per share using the more dilutive of either the two-class, if-converted method or the treasury stock method. For the three months ended June 30, 2026, the treasury stock method diluted earnings per share yielded Class A common stock $0.06 per share and Class B common stock $0.07 per share. For the three months ended June 30, 2025, the treasury stock method diluted earnings per share of common stock yielded $0.06 per share. For the periods presented the two-class, if-converted method and the treasury stock method yielded the same result. Diluted earnings per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following tables set forth the computation of basic and diluted earnings per common share (in millions):

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Common Stock
Basic earnings per common share:
Allocation of net income ..................................................................	$16	$3	$16
Less: Deemed dividends on perpetual preferred stock ....................	(3)	—	(3)
Net income attributable to common shareholders ...........................	13	3	13
Weighted average common shares outstanding - Basic ...................	215	38	78
Basic earnings per common share ...................................................	$0.07	$0.07	$0.17

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Common Stock
Diluted earnings per common share:
Allocation of net income ..................................................................	$16	$3	$16
Less: Deemed dividends on perpetual preferred stock ....................	(3)	—	(3)
Net income attributable to common shareholders ...........................	13	3	13
Weighted average common shares outstanding - Diluted................	222	38	226
Diluted earnings per common share ................................................	$0.06	$0.07	$0.06
Figures in the tables may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
For the three months ended June 30, 2026, 6,485,862 shares related to the IPO Founders Awards were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect. For the three months ended
June 30, 2025, 1,061,506 employee stock options were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Six Months Ended June 30,
	2026		2025
	Class A	Class B	Common Stock
Basic and diluted earnings per common share:
Allocation of net loss .......................................................................	$(9)	$(1)	$(32)
Less: Deemed dividends on perpetual preferred stock ....................	(13)	(2)	(15)
Net loss attributable to common shareholders .................................	(22)	(3)	(47)
Weighted average common shares outstanding - basic and diluted	196	32	78
Basic and diluted loss per common share ........................................	$(0.11)	$(0.11)	$(0.60)
Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
For the six months ended June 30, 2026 and 2025, 6,983,666 and 5,609,262 employee stock options, respectively, were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect.
In addition, convertible preferred shares of 51,445,535 and 141,989,676, which are considered participating securities, were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2026 and 2025, respectively, as a result of their anti-dilutive effect. IPO Founders Awards of 5,916,927 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2026, as a result of their anti-
dilutive effect. For the six months ended June 30, 2026, 787 RSUs were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect.
20.SUBSEQUENT EVENTS
Senior Secured Second Lien Notes due 2034
On July 1, 2026, the Company issued $1,350,000,000 in aggregate principal amount of 7.125% Senior Secured
Second Lien Notes due 2034 (the “2034 Notes”). The 2034 Notes were issued pursuant to the indenture, dated as of
July 1, 2026, between the Company and Citibank, N.A., as trustee and notes collateral agent. The 2034 Notes bear interest at a rate of 7.125% per year and interest is payable semi-annually in arrears on July 1 and January 1 of each year. The 2034 Notes will mature on July 1, 2034.  The 2034 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, the Company’s 2028 Notes, 2032 Notes and 2033 Notes. These notes had no original issue discounts and the
Company incurred $11 million in underwriting expenses and other issuance costs. Net proceeds from the issuance of the 2034 Notes was $1,339 million. The Company used the gross proceeds from this offering (i) to repay its revolving credit facility under the ABL Credit Facility, (ii) to pay fees and expenses in connection with the foregoing, and (iii) for general corporate purposes.
Share Repurchase Program
On July 9, 2026, the Board approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of the Company’s Class A common stock with an expiration date of December 31, 2028.
Repurchases under the program may be made from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades and through other legally permissible means, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The
Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of the Board.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.
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
We are one of the largest and fastest-growing equipment rental providers in the U.S. based on revenue. As of
June 30, 2026, we operated 391 full-service branch locations, 9 standalone dealership sites, and 30 building materials and hardware retail stores across 45 states, with a diversified managed fleet portfolio of more than 280,000 pieces of equipment and approximately 394,000 trackers operating on our T3 platform. As of June 30, 2026, we had
9,203 employees who support us in solving industry inefficiencies by providing smart jobsite technology, as well as operating our equipment rental and retail and service centers.
Our rental fleet, including support vehicles and trailers, consists of equipment that we (i) own, (ii) lease as lessee under operating lease arrangements with third-party lessors such as an Original Equipment Manufacturer
(“OEM”) and financial institutions, or (iii) lease as lessee under our OWN Program. As of June 30, 2026, 189,961 pieces of equipment were owned by us; 963 pieces of equipment were leased by us as a lessee under operating lease arrangements with third parties such as OEMs and financial institutions; and 89,775 pieces of equipment were leased by us as lessee, and rented by us to our customers, under our OWN Program. Leased equipment refers to equipment subject to operating lease contracts with third parties such as OEMs and financial institutions in which we have contracted use of the equipment for a defined period. OWN Program equipment refers to equipment sold to
OWN Program participants and subsequently leased back and operated by us under the OWN Program lease and revenue-sharing structure. Both leased and OWN Program equipment are part of our equipment under management.
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
Moreover, because equipment sale transactions with OWN Program participants occur unevenly throughout the year, depending on demand, period-over-period comparisons may not reflect underlying trends. These transactions may also result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. The OWN Program has consistently attracted strong demand across multiple sources of capital, including institutional investors who purchase as a buying group through a collective vehicle and finance their equipment purchases through asset-backed securities (“ABS”). To satisfy this demand, we have organized for these investors sales of large packages of equipment and have conducted these sales on an episodic basis. Accordingly, period-over-period comparisons may not reflect underlying trends and fluctuations in our operating results and make it difficult for us to predict our future operating results.
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
Geographic and Fleet Expansion
Our geographic expansion of full-service equipment rental branch locations, and the corresponding increase in total equipment rental fleet size as we supply new branch locations, is one of the primary factors affecting our results. The additional branch locations and rental fleet, combined with equipment sales, were the primary drivers for total revenue increasing from $1,147 million for the three months ended June 30, 2025 to $1,449 million for the three months ended June 30, 2026, or at a growth rate of 26.3%, and $1,864 million for the six months ended
June 30, 2025 to $2,437 million for the six months ended June 30, 2026, or at a growth rate of 31%.
In line with customer demand and our growth strategy, we have increased the number of full-service equipment rental branch locations from 324 as of June 30, 2025 to 391 as of June 30, 2026, an increase of 67 new full-service equipment rental branch locations. In conjunction with the opening of these new full-service equipment rental branch locations, we incurred $109 million and $116 million of new market start-up costs during the six months ended June 30, 2026 and 2025, respectively.
We correspondingly increased our fleet size from 218,035 units of equipment under management as of
June 30, 2025 to 280,699 as of June 30, 2026, reflecting the growth in original equipment cost (“OEC”) under management, which includes equipment we own and rent to customers, as well as equipment owned by third parties and leased by us, as lessee through our OWN Program, and rented to our customers, from $7,360 million as of
June 30, 2025 to $9,851 million as of June 30, 2026, or an increase of 34%.
Expansion of OWN Program
The growth in our business through geographic and fleet expansion has been partially achieved through the execution of our strategy to expand our OWN Program. Under the OWN Program, participants may purchase from us new or used (typically less than four years old) equipment which is fully enabled with T3. Concurrently, we enter into a lease arrangement with the participant whereby we are the lessee and this qualified equipment is placed on our
T3 platform, to be rented to our customers. Rental revenue generated from equipment enrolled under the OWN
Program is divided and shared between us and the owner of the equipment, and for the duration of the arrangement we manage the owner’s equipment utilizing the T3 platform.
Participants in the OWN Program include institutional investors and ABS entities, family offices, high net worth individuals, and other third parties. Since 2024, OEC under management increased by $3.7 billion due to growth of the OWN Program. Institutional investors and ABS entities, family offices, and high net worth individuals represented 45%, 29%, and 26%, respectively, of the increase in OEC under management. OWN Program transactions provide an attractive cost of capital. For the six months ended June 30, 2026, we estimate that OWN
Program transactions represented a cost of capital of approximately 7.0%, as compared to our 7.2% weighted average cost of debt for the same time period.
Amounts we pay to OWN Program participants to lease their equipment are presented as OWN Program payouts within cost of revenues. At the end of the sharing period under the OWN Program, we may assist the owner with remarketing services if the equipment is to be sold in the market as used construction equipment. We also offer several add-on services to the owner of the equipment.
Revenue earned from equipment that is in the OWN Program has no depreciation expense or interest expense for us because we do not own, and therefore do not finance, such equipment. Thus, we have been able to implement this portion of our managed fleet growth without incurring additional debt. When rental equipment is enrolled in the
OWN Program, rather than purchased and owned by us, we incur lease expense in the form of OWN Program payouts, which are recorded as cost of revenues, instead of depreciation expense and interest expense associated with rental equipment that is purchased. OWN Program payouts were $234 million and $173 million for the three months ended June 30, 2026 and 2025, respectively, $451 million and $328 million for the six months ended
June 30, 2026 and 2025, respectively. This expansion increases cost of revenues (before depreciation expense) and decreases depreciation expense and interest expense, which affects gross profit (before depreciation expense),
EBITDA (which we define and calculate as net income before interest expense, income taxes, depreciation expense and amortization expense, and non-cash stock compensation expense), and EBITDA margins. We expect to further increase our usage of the OWN Program, which will increase OWN Program payouts in cost of revenues and reduce gross profit (before depreciation) and EBITDA margins, as compared to rental equipment that is purchased and placed in our rental fleet. In addition, OWN Program payouts plus depreciation have grown at a faster rate than the growth of revenue. Total equipment rental fleet OEC under our management increased $2,491 million, or 34%, from
$7,360 million as of June 30, 2025 to $9,851 million as of June 30, 2026. The total equipment rental fleet OEC enrolled in the OWN Program grew by $1,627 million, or 42%, Company-owned equipment rental fleet OEC grew by $929 million, or 28%, and the equipment rental fleet OEC under operating leases decreased by $65 million during the same period. During the six months ended June 30, 2026, OWN Program payouts increased 38%
compared to the six months ended June 30, 2025; of that increase, 41% was attributed to the growth of the average equipment rental fleet OEC enrolled in the OWN Program. Because the OWN Program payouts are variable and primarily based on the amount of rental revenue generated by the applicable equipment during the period, changes in demand from our customers for specific types of rental equipment affects the amount of equipment rental and related services revenue generated.
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
Equipment Parts and Supplies and Services
As an integral part of our Equipment Rental and Services Operations, we sell equipment parts and supplies and provide maintenance, and repair services to customers, as well as the owners of equipment who are participants in our OWN Program. Revenue generated from the sale of equipment parts and supplies is presented net of sales and other tax amounts collected from customers and remitted to government authorities. We also generate revenue from the provision of ad hoc and preventative maintenance, and repair services to our customers, as well as warranty repairs. We provide warranty repair services on behalf of OEMs in order to fulfill the warranty extended by OEMs to their customers. Revenue that we generate from warranty repair services represents compensation for the service performed by us and is presented on a gross basis.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses primarily include costs associated with operating leases, costs incurred by us in connection with marketing of manufacturers’ equipment, net of reimbursements we receive from such manufacturers for such costs, payroll costs, insurance costs, legal costs, marketing and travel costs, technology costs, and certification and training costs. In addition, depreciation of our buildings and improvements, including leasehold improvements, furniture, fixtures, office equipment, and capitalized start-up costs are classified within selling, general and administrative expenses.
Other Income (Expense)
Interest Expense
Interest expense primarily represents interest on our outstanding debt. Any interest or penalties incurred relating to income tax filings, if any, are also reported within interest expense.
Other Income, Net
Other income, net includes gains and losses on investments in equity securities, realized gains on available-for-
sale debt securities, fees relating to properties assigned to other parties, construction development fees earned for managing construction activities at properties owned by other parties, gain on sale of properties and other assets, and other miscellaneous income.

Results of Operations
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$815	$577	$238	41%
Equipment sales ..................................................	483	478	5	1%
Equipment parts and supplies and services .........	88	70	18	26%
Platform revenue:
Telematics ......................................................	34	10	24	240%
Other ...............................................................	29	12	17	142%
Total revenue ....................................................	1,449	1,147	302	26%
Cost of revenues
Direct operating costs ..........................................	277	181	96	53%
OWN Program payouts .......................................	234	173	61	35%
Equipment sales cost of revenues .......................	394	411	(17)	(4)%
Platform expense .................................................	35	11	24	218%
Depreciation and amortization ............................	98	78	20	26%
Total cost of revenues ......................................	1,038	854	184	22%
Gross profit .......................................................	411	293	118	40%
Selling, general and administrative expenses .....	317	229	88	38%
Operating income ..............................................	94	64	30	47%
Other income (expense):
Interest expense ...................................................	(73)	(69)	(4)	6%
Other income, net ................................................	12	8	4	50%
Total other expense, net ...................................	(61)	(61)	—	—%
Income before income taxes ...............................	33	3	30	1000%
Provision for (benefit from) income taxes ..........	14	(13)	27	(208)%
Net income .........................................................	$19	$16	$3	19%
Total revenue. Our revenue was $1,449 million for the three months ended June 30, 2026, compared to $1,147 million for the three months ended June 30, 2025, an increase of $302 million, or 26%. Our four sources of revenues over the period are further discussed below:
Equipment rental and related services. Equipment rental and related services revenue accounted for 56% of our revenue for the three months ended June 30, 2026, compared to 50% of our revenue for the three months ended
June 30, 2025. Our equipment rental revenue and related services was $815 million for the three months ended
June 30, 2026, compared to $577 million for the three months ended June 30, 2025, an increase of $238 million, or
41%. Approximately $196 million of the increase in equipment rental and related services revenue is driven by an increase in construction demand in the U.S., our strategy to increase our geographical presence, and value afforded to our customers from our T3 platform. Accordingly, we increased the number of our full-service equipment rental branch locations from 324 as of June 30, 2025 to 391 as of June 30, 2026. In addition, we grew our fleet OEC under management from $7,360 million as of June 30, 2025 to $9,851 million as of June 30, 2026, and increased the size of our fleet from 218,035 units to 280,699 units of equipment under management as of June 30, 2025 and 2026, respectively. Changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $42 million.

Equipment sales. Equipment sales revenue accounted for 33% of our revenue for the three months ended
June 30, 2026, compared to 42% of our revenue for the three months ended June 30, 2025. Equipment sales revenue was $483 million for the three months ended June 30, 2026, compared to $478 million for the three months ended
June 30, 2025, an increase of $5 million, or 1%. The change was primarily due to our disciplined and selective equipment sales into the OWN Program, resulting in an increase of $11 million in sales of construction equipment to existing and new participants in our OWN Program, partially offset by a decrease of $6 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our OWN Program, transactions with OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN
Program participant for the period during which one or more equipment sale transactions with such party occurred.
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
Equipment parts and supplies and services. Equipment parts and supplies and services revenue accounted for
6% of our revenue for the three months ended June 30, 2026, compared to 6% for the three months ended June 30,
2025. Equipment parts and supplies and services revenue was $88 million for the three months ended June 30, 2026, compared to $70 million for the three months ended June 30, 2025, an increase of $18 million, or 26%. This increase was primarily due to our expansion into new markets, resulting in additional full-service branch locations added to our nationwide network, which increased from 324 locations as of June 30, 2025 to 391 locations as of June 30,
2026. Equipment parts and supplies and services revenue increased $13 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and $5 million from new branch locations open less than 24 months as a result of the addition of 67 full-service branch locations.
Platform revenue. Platform revenue accounted for 4% of our revenue for the three months ended June 30, 2026, compared to 2% of our revenue for the three months ended June 30, 2025. Platform revenue from telematics was
$34 million for the three months ended June 30, 2026, compared to $10 million for the three months ended June 30,
2025, an increase of $24 million or 240%. This increase was primarily due to an increase in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interests in The
Morey Corporation (“Morey”), a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads. Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was
$29 million for the three months ended June 30, 2026, compared to $12 million for the three months ended June 30,
2025, an increase of $17 million primarily attributable to the addition of 14 building materials and hardware retail stores.
Cost of revenues. Cost of revenues was $1,038 million for the three months ended June 30, 2026, compared to
$854 million for the three months ended June 30, 2025, an increase of $184 million, or 22%. Our sources of cost of revenues over the period are further discussed below:
Direct operating costs. Direct operating costs were $277 million for the three months ended June 30, 2026, compared to $181 million for the three months ended June 30, 2025, an increase of $96 million, or 53%. The increase in direct operating costs is primarily due to the expansion of our footprint through the addition of 67 full-
service branch locations, which increased from 324 locations as of June 30, 2025 to 391 locations as of June 30,
2026. The additional operating locations drove increases in wages and related benefits of $20 million, and logistics, maintenance, and other site operating costs of $76 million.
OWN Program payouts. OWN Program payouts were $234 million for the three months ended June 30, 2026 compared to $173 million for the three months ended June 30, 2025, an increase of $61 million, or 35%.
Approximately $69 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $3,732 million in 2025 to $5,238 million in 2026, or 40%. Changes in demand for specific types of rental equipment and the mix of equipment rented partially offset the increase in
OWN program payouts by $8 million.

Equipment sales cost of revenues. Equipment sales cost of revenues was $394 million for the three months ended June 30, 2026, compared to $411 million for the three months ended June 30, 2025, a decrease of $17 million, or 4%. This decrease was primarily due to a $14 million reduction in equipment sales cost of revenues associated with sales to existing and new participants in the OWN Program and a $3 million decrease in equipment sales cost of revenues resulting from lower equipment sales to contractors and other end users.
Platform expense. Platform expense was $35 million for the three months ended June 30, 2026, compared to
$11 million for the three months ended June 30, 2025, an increase of $24 million or 218%. This increase was primarily attributed to the addition of 14 hardware retail stores and the acquisition of Morey in September 2025.
Depreciation and amortization. Depreciation and amortization accounted for 9% of our cost of revenues for the three months ended June 30, 2026, compared to 9% of our cost of revenues for the three months ended June 30,
2025. Depreciation and amortization was $98 million for the three months ended June 30, 2026, compared to $78 million for the three months ended June 30, 2025, an increase of $20 million, or 26%. This increase was primarily due to an increase in depreciable equipment expense on rental equipment due to an increase in average cost of owned equipment in our rental equipment, and a $2 million increase in amortization expense on capitalized software due to an increase in average capitalized costs related to the continued development of our T3 platform.
Selling, general and administrative expenses. Selling, general and administrative expenses were $317 million for the three months ended June 30, 2026, compared to $229 million for the three months ended June 30, 2025, an increase of $88 million, or 38%. The increases in selling, general and administrative expenses were primarily attributed to our expansion of full-service branch locations and growth strategy. To support our expansion, we hired
592 additional staff resulting in an increase of $33 million in selling, general and administrative expense associated with higher payroll, benefits and travel costs. Our expansion of full-service locations also resulted in higher facilities and non-rental vehicles lease expense and associated costs of $11 million. The growth of our business and expansion of our full-service branch locations also increased administrative costs such as insurance, legal, professional expenses and non-income based taxes by $3 million and other miscellaneous administrative expenses by $17 million. Additionally, increased stock-based compensation expense of $24 million was recorded primarily for the
IPO Founders Awards for the three months ended June 30, 2026.
Interest expense. Interest expense was $73 million for the three months ended June 30, 2026, compared to $69 million for the three months ended June 30, 2025, an increase of $4 million, or 6%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, partially offset by lower average interest rates under our asset-based revolving credit facilities.
Total other expense, net. Total other expense, net was $61 million for the three months ended June 30, 2026, compared to $61 million for the three months ended June 30, 2025. The increase in interest expense of $4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was the result of our higher average outstanding borrowing for the three months ended June 30, 2026, offset by higher miscellaneous income of $4 million due to interest and dividend income and unrealized net gains, on various investments held in equity securities.
Provision for (benefit from) income taxes. The provision for income taxes was $14 million for the three months ended June 30, 2026, compared to a benefit from income taxes of  $13 million for the three months ended June 30,
2025, an increase in income tax expense of $27 million, or (208)%. The change in income tax expense is primarily due to an increase in operating income to $94 million for the three months ended June 30, 2026, as compared to operating income of $64 million for the three months ended June 30, 2025, applying the estimated annual effective tax rate for each period that reflects the expected full-year income and related tax expense. Differences between applicable federal and state statutory tax rates and the effective income tax rates for the income tax benefit recorded by us are primarily due to nondeductible expenses and the Texas franchise tax, offset by research and development tax credits.
Net Income. Net income increased by $3 million to $19 million for the three months ended June 30, 2026, as compared to net income of $16 million for the three months ended June 30, 2025, due to $30 million of higher operating income, partially offset by $27 million of higher income tax provision.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$1,498	$1,072	$426	40%
Equipment sales ..................................................	661	624	37	6%
Equipment parts and supplies and services .........	165	128	37	29%
Platform revenue:
Telematics ......................................................	65	20	45	225%
Other ...............................................................	48	20	28	140%
Total revenue ....................................................	2,437	1,864	573	31%
Cost of revenues
Direct operating costs ..........................................	498	353	145	41%
OWN Program payouts .......................................	451	328	123	38%
Equipment sales cost of revenues .......................	540	524	16	3%
Platform expense .................................................	63	19	44	232%
Depreciation and amortization ............................	188	148	40	27%
Total cost of revenues ......................................	1,740	1,372	368	27%
Gross profit .......................................................	697	492	205	42%
Selling, general and administrative expenses .....	603	439	164	37%
Operating income ..............................................	94	53	41	77%
Other income (expense):
Interest expense ...................................................	(143)	(131)	(12)	9%
Other income, net ................................................	20	14	6	43%
Total other expense, net ...................................	(123)	(117)	(6)	5%
Loss before income taxes ....................................	(29)	(64)	35	(55)%
Provision for (benefit from) income taxes ..........	(19)	(32)	13	(41)%
Net income (loss) .................................................	$(10)	$(32)	$22	(69)%
Total revenue. Our revenue was $2,437 million for the six months ended June 30, 2026, compared to $1,864 million for the six months ended June 30, 2025, an increase of $573 million, or 31%. Our four sources of revenues over the period are further discussed below:
Equipment rental and related services. Equipment rental and related services revenue accounted for 61% of our revenue for the six months ended June 30, 2026, compared to 58% of our revenue for the six months ended June 30,
2025. Our equipment rental and related services revenue was $1,498 million for the six months ended June 30, 2026, compared to $1,072 million for the six months ended June 30, 2025, an increase of $426 million, or 40%.
Approximately $364 million of the increase in equipment rental and related services revenue is driven by an increase in construction demand in the U.S., our strategy to increase our geographical presence, and value afforded our customers from our T3 platform. Accordingly, we increased the number of our full-service equipment rental branch locations from 324 as of June 30, 2025 to 391 as of June 30, 2026. In addition, we grew our fleet OEC under management from $7,360 million as of June 30, 2025 to $9,851 million as of June 30, 2026, and increased the size of our fleet from 218,035 units to 280,699 units of equipment under management as of June 30, 2025 and 2026, respectively. Changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $62 million.
Equipment sales. Equipment sales revenue accounted for 27% of our revenue for the six months ended June 30,
2026, compared to 34% of our revenue for the six months ended June 30, 2025. Equipment sales revenue was $661 million for the six months ended June 30, 2026, compared to $624 million for the six months ended June 30, 2025, an increase of $37 million, or 6%. The change was primarily due to an increase of $18 million in sales of construction equipment to existing and new participants in our OWN Program, including third parties who have financed equipment purchases through the issuance of ABS, and an increase of $19 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our OWN Program, transactions with
OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. We have experienced strong interest from participants in the OWN Program for construction equipment enabled by T3, as owners get real-time data on usage, health, and performance of the machines rented exclusively by EquipmentShare and re-rented to our customers. The OWN Program has allowed us to scale the fleet OEC under our management in order to meet customer demand for construction equipment enabled by T3.
Equipment parts and supplies and services. Equipment parts and supplies and services revenue accounted for
7% of our revenue for the six months ended June 30, 2026, compared to 7% for the six months ended June 30, 2025.
Equipment parts and supplies and services revenue was $165 million for the six months ended June 30, 2026, compared to $128 million for the six months ended June 30, 2025, an increase of $37 million, or 29%. This increase was primarily due to our expansion into new markets, resulting in additional full-service branch locations added to our nationwide network, which increased from 324 locations as of June 30, 2025 to 391 locations as of June 30,
2026. Equipment parts and supplies and services revenue increased $17 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and $20 million from new branch locations open less than 24 months as a result of the addition of 67 full-service branch locations.
Platform revenue. Platform revenue accounted for 5% of our revenue for the six months ended June 30, 2026, compared to 2% of our revenue for the six months ended June 30, 2025. Platform revenue from telematics was $65 million for the six months ended June 30, 2026, compared to $20 million for the six months ended June 30, 2025, an increase of $45 million, or 225%. This increase was primarily due to an increase in monthly subscriptions sold for the T3 telematics services, an increase in equipment rented that is fully enabled with T3 telematics services, and an increase in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interests in Morey. Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was $48 million for the six months ended
June 30, 2026, compared to $20 million for the six months ended June 30, 2025, an increase of $28 million primarily attributable to the addition of 14 building materials and hardware retail stores.
Cost of revenues. Cost of revenues was $1,740 million for the six months ended June 30, 2026, compared to
$1,372 million for the six months ended June 30, 2025, an increase of $368 million, or 27%.
Direct operating costs. Direct operating costs were $498 million for the six months ended June 30, 2026, compared to $353 million for the six months ended June 30, 2025, an increase of $145 million, or 41%. The increase in direct operating costs is primarily due to the expansion of our footprint through the addition of 67 full-service branch locations, which increased from 324 locations as of June 30, 2025 to 391 locations as of June 30, 2026. The additional operating locations drove increases in wages and related benefits of $43 million, and logistics, maintenance, and other site operating costs of $103 million.
OWN Program payouts. OWN Program payouts were $451 million for the six months ended June 30, 2026 compared to $328 million for the six months ended June 30, 2025, an increase of $123 million, or 38%.
Approximately $134 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $3,631 million in 2025 to $5,109 million in 2026, or 41%. Changes in demand for specific types of rental equipment and the mix of equipment rented partially offset the increase in
OWN program payouts by $11 million.
Equipment sales cost of revenues. Equipment sales cost of revenues was $540 million for the six months ended
June 30, 2026, compared to $524 million for the six months ended June 30, 2025, an increase of $16 million, or 3%.
This increase was primarily due to an increase of $20 million in equipment sales to contractors and other end users primarily due to our ability to reach a greater customer base through our expansion of full-service branch locations,

which increased from 324 as of June 30, 2025 to 391 as of June 30, 2026, partially offset by a decrease of $4 million in equipment sales cost of revenues for sales to existing and new participants in the OWN Program.
Platform expense. Platform expense was $63 million for the six months ended June 30, 2026, compared to $19 million for the six months ended June 30, 2025, an increase of $44 million or 232%. This increase was primarily attributed to the addition of 14 hardware retail stores and the acquisition of Morey in September 2025.
Depreciation and amortization. Depreciation and amortization accounted for 11% of our cost of revenues for the six months ended June 30, 2026, compared to 11% of our cost of revenues for the six months ended June 30,
2025. Depreciation and amortization was $188 million for the six months ended June 30, 2026, compared to $148 million for the six months ended June 30, 2025, an increase of $40 million, or 27%. This increase was primarily due to an increase in depreciable equipment expense on rental equipment due to an increase in average cost of owned equipment in our rental equipment, and a $5 million increase in amortization expense on capitalized software due to an increase in average capitalized costs related to the continued development of our T3 platform.
Selling, general and administrative expenses. Selling, general and administrative expenses were $603 million for the six months ended June 30, 2026, compared to $439 million for the six months ended June 30, 2025, an increase of $164 million, or 37%. The increases in selling, general and administrative expenses were primarily attributed to our expansion of full-service branch locations and growth strategy. To support our expansion, we hired
592 additional staff resulting in an increase of $60 million in selling, general and administrative expense associated with higher payroll, benefits and travel costs. Our expansion of full-service locations also resulted in higher facilities and non-rental vehicles lease expense and associated costs of $22 million. The growth of our business and expansion of our full-service branch locations also increased administrative costs such as insurance, legal, professional expenses and non-income based taxes by $10 million and other miscellaneous administrative expenses by $29 million. Additionally, increased stock-based compensation expense of $43 million was recorded primarily for the
IPO Founders Awards for the six months ended June 30, 2026.
Interest expense. Interest expense was $143 million for the six months ended June 30, 2026, compared to $131 million for the six months ended June 30, 2025, an increase of $12 million, or 9%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, partially offset by lower average interest rates under our asset-based revolving credit facilities.
Total other expense, net. Total other expense, net was $123 million for the six months ended June 30, 2026, compared to $117 million for the six months ended June 30, 2025, an increase of $6 million, or 5%. This increase was primarily due to higher interest expense of $12 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, resulting from our higher average outstanding borrowing for the six months ended
June 30, 2026, partially offset by higher miscellaneous income of $6 million due to interest and dividend income and unrealized net gains, on various investments held in equity securities.
Provision for (benefit from) income taxes. The benefit for income taxes was $19 million for the six months ended June 30, 2026, compared to $32 million for the six months ended June 30, 2025, a decrease of $13 million, or
41%. The change in the benefit from income taxes is primarily due to an increase in operating income to $94 million for the six months ended June 30, 2026, as compared to operating income of $53 million for the six months ended
June 30, 2025, applying the estimated annual effective tax rate for each period that reflects the expected full-year income and related tax expense. Differences between applicable federal and state statutory tax rates and the effective income tax rates for the income tax benefit recorded by us are primarily due to nondeductible expenses and the
Texas franchise tax, offset by research and development tax credits.
Net income (loss). Net loss decreased by $22 million to a net loss of $10 million for the six months ended
June 30, 2026, as compared to net loss of $32 million for the six months ended June 30, 2025, due to $41 million of higher operating income, partially offset by $6 million of higher total other expense, net and $13 million of lower income tax benefit.

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
The table below reconciles net income to EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss) ..............................	$19	$16	$(10)	$(32)
Provision for (benefit from) income taxes ..................................................	14	(13)	(19)	(32)
Depreciation and amortization expense ..............................................	113	88	216	167
Interest expense .................................	73	69	143	131
Non-cash stock compensation expense(1) ...........................................	26	1	45	2
EBITDA ..........................................	$245	$161	$375	$236
__________________
(1)Represents non-cash compensation expense for stock option and other stock-based awards.
Other Key Financial Metrics
Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment Adjusted EBITDA Margin.
Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment Adjusted EBITDA Margin are key
performance metrics used by management and our Board to assess the financial performance of our Equipment
Rental and Services Operations segment. Equipment Rental Segment Adjusted EBITDA is the profitability measure used by management to evaluate our Equipment Rental and Services Operations segment, disclosed in accordance with the requirements of ASC Topic 280, Segment Reporting, (“Topic 280”). Equipment Rental Segment Adjusted
EBITDA Margin is Equipment Rental Segment Adjusted EBITDA divided by Equipment Rental and Services
Operations Segment total revenues.

The below table presents our Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment
Adjusted EBITDA Margin for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Equipment Rental Segment Adjusted EBITDA(1) ............	$389	$275	$713	$483
Equipment Rental Segment Adjusted EBITDA Margin ..............................	43%	42%	43%	40%
__________________
(1)Equipment Rental Segment Adjusted EBITDA includes direct operating costs (excluding equipment and vehicle operating lease expense)
and selling, general, and administrative expenses (excluding depreciation expense related to our property and other fixed assets). Equipment and vehicle operating lease expense was $6 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and
$12 million and $12 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense related to our property and other fixed assets was $14 million and $10 million for the three months ended June 30, 2026 and 2025, respectively, and $27 million and $19 million for the six months ended June 30, 2026 and 2025, respectively. Equipment Rental Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $234 million, $91 million, and $8 million, respectively, for the three months ended June 30,
2026, and $451 million, $173 million, and $16 million, respectively, for the six months ended June 30, 2026, and $173 million, $72 million, and $5 million, respectively, for the three months ended June 30, 2025, and $328 million, $139 million, and $9 million, respectively, for the six months ended June 30, 2025. For additional information, see Note 18. Segments in this Form 10-Q, for the three and six months ended
June 30, 2026.
OEC Under Management. A substantial portion of our overall value is in our rental fleet equipment, including support vehicles and trailers. The OEC of our owned rental equipment at June 30, 2026 and June 30, 2025 was
$4,235 million and $3,306 million, respectively, or approximately 43% and 45%, respectively, of total equipment rental OEC under our management. At June 30, 2026, the appraised value of the rental equipment owned by OWN
Program participants was $4,090 million. Our broader managed equipment rental fleet from which we support and generate our equipment rental revenue as of June 30, 2026 consisted of 280,699 units having an OEC of $9,851 million and an average age of 31 months, and as of June 30, 2025 consisted of 218,035 units having an OEC of
$7,360 million and an average age of 30 months.
Fleet Composition. Our equipment rental fleet from which we support and generate our equipment rental revenue is summarized in the tables below:

	June 30, 2026
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	189,961	68%	$4,235	43%
OWN Program ..............................................	89,775	32%	5,533	56%
Operating Lease ............................................	963	—%	83	1%
Total ............................................................	280,699	100%	$9,851	100%

	June 30, 2025
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	150,061	69%	$3,306	45%
OWN Program ..............................................	66,213	30%	3,906	53%
Operating Lease ............................................	1,761	1%	148	2%
Total ............................................................	218,035	100%	$7,360	100%

	December 31, 2025
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	170,704	68%	$3,740	43%
OWN Program ..............................................	80,482	32%	4,942	56%
Operating Lease ............................................	1,066	—%	98	1%
Total .............................................................	252,252	100%	$8,780	100%

	December 31, 2024
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	134,394	69%	$3,021	46%
OWN Program ..............................................	58,360	30%	3,437	52%
Operating Lease ............................................	1,708	1%	143	2%
Total .............................................................	194,462	100%	$6,601	100%
The diversity of equipment in our rental fleet is monitored and carefully balanced to give us the ability to relocate equipment across regions to support increased regional industrial or construction activity and enhance our overall utilization. For example, certain categories of our equipment supporting industrial construction can efficiently be re-located to infrastructure projects. As of June 30, 2026 and December 31, 2025, 84% and 85% of our
rental fleet consists of general rental construction equipment, which includes our core rental equipment of boom lifts, telehandlers, earth moving, scissor lifts, and excavators, respectively, and 16% and 15% of our rental fleet consists of specialty equipment, which includes advanced solutions, industrial tooling, and other non-core rental equipment, respectively.
The rental equipment mix among our general rental and specialty equipment categories was largely consistent in each year as a percentage of total units available for rent and as a percentage of OEC.
For the net book value of our rental equipment, see Note 5. Rental Equipment, Net in this Form 10-Q, for the six months ended June 30, 2026.
Business Segments
We operate our business through the following reportable segments: (i) Equipment Rental and Services
Operations, comprised of recurring activity performed at our full-service branch locations, such as equipment rentals and related services (including allocated telematics revenue related to rental customer access to the T3 platform), and sales of parts, supplies and maintenance services to construction contractors and others, and (ii) Equipment
Sales, comprised of sales by us of new or used equipment made at any of our branch locations and dealership sites, including equipment sales to participants in the OWN Program. All other business activities include telematics SaaS subscriptions, software applications, and related telematics devices purchased by customers for their owned fleet, as well as building materials and hardware supplies. These segments are based upon how we allocate resources and assess performance. For additional information about our business segments, see Note 18. Segments in this Form
10-Q, for the three and six months ended June 30, 2026.
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
Our principal costs and expenses associated with the Equipment Rental and Services Operations segment include (i) segment direct operating costs incurred across our 391 full-service branch locations and 9 dealership sites as of June 30, 2026, excluding operating expenses related to OWN Program payouts and equipment and vehicle operating lease expense; and (ii) segment selling, general and administrative expenses, excluding depreciation expense related to the property and other fixed assets. Direct operating costs include the costs incurred at our rental branch locations that collectively support our Equipment Rental and Services Operations segment, including, but not limited to, wages and related benefits, service costs in connection with our rental equipment, site operating costs, pickup and delivery expenses in connection with rental equipment, maintenance, fuel, parts, and supplies.
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

The following tables present information about our reportable segments for the three months ended June 30,
2026 and 2025 (in millions):

	Three Months Ended June 30, 2026
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$903	$—	$—	$903
Equipment sales ...........................................................	—	483	—	483
Telematics ...................................................................	5	—	29	34
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	29	29
Total revenues ...........................................................	$908	$483	$58	$1,449
Significant expenses:
Segment cost of revenues .......................................	271	394	35
Segment selling, general and administrative expenses ..............................................................	248	7	22
Segment Adjusted EBITDA(1) .................................	$389	$82	$1

	Three Months Ended June 30, 2025
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$647	$—	$—	$647
Equipment sales ...........................................................	—	478	—	478
Telematics ...................................................................	4	—	6	10
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	12	12
Total revenues ............................................................	$651	$478	$18	$1,147
Significant expenses: ...................................................
Segment cost of revenues .......................................	175	411	11
Segment selling, general and administrative expenses ..............................................................	201	7	12
Segment Adjusted EBITDA(1) ..................................	$275	$60	$(5)
__________________
(1)Segment Adjusted EBITDA includes cost of revenues and selling, general, and administrative expenses for each segment. Cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Equipment and vehicle operating lease expense was $6 million and $6 million for the three months ended June 30, 2026 and 2025 respectively. Cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Cost of revenues for all other activities includes platform expenses. Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. These excluded expenses are significant: OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $234 million, $91 million, and $8 million, respectively, for the three months ended June 30, 2026, $173 million, $72 million, and $5 million, respectively, for the three months ended June 30, 2025. Selling, general and administrative expenses for each segment exclude depreciation expense related to our property and other fixed assets. Depreciation expense related to our property and other fixed assets was $14 million and $10 million for the three months ended June 30, 2026 and 2025, respectively. For additional information, see Note 18. Segments in this Form 10-Q, for the three and six months ended June 30, 2026.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $908 million for the three months ended June 30, 2026, compared to $651 million for the three months ended June 30, 2025, an increase of $257 million, or 39%. Approximately $196 million of the increase is attributed to the growth in fleet OEC under our management from $7,360 million as of June 30, 2025 to $9,851 million as of
June 30, 2026, and the corresponding increase in our fleet size from 218,035 units to 280,699 units of equipment under our management as of June 30, 2025 and 2026, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-
service branch locations, which also increased from 324 as of June 30, 2025, to 391 as of June 30, 2026. Revenue
from sales of equipment parts and supplies and services from mature branch locations and new branch locations open less than 24 months contributed $13 million and $5 million, respectively, to the increase in equipment rental and related services revenue and changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $42 million.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $389 million for the three months ended June 30, 2026, compared to $275 million for the three months ended June 30, 2025, an increase of $114 million, or 41%. The increase in Segment Adjusted EBITDA was primarily due an increase in segment total revenues of $257 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $7,360 million as of June 30, 2025 to $9,851 million as of June 30, 2026, and the corresponding increase in our fleet size from 218,035 units to 280,699 units of equipment under our management as of June 30, 2025 and 2026, respectively, driven by OWN Program demand.
The increase in segment total revenues was offset by increases of $96 million in segment cost of revenues and $47 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $483 million for the three months ended June
30, 2026, compared to $478 million for the three months ended June 30, 2025, an increase of $5 million, or 1%. The increase was primarily due to increased sales of construction equipment, primarily to existing and new participants in the OWN Program, as presented in the following table (in millions):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$428	$417	$11	3%
Other equipment sales .................................................	55	61	(6)	(10)%
Total revenues - equipment sales ................................	$483	$478	$5	1%
Cost of equipment sold to OWN Program participants ...............................................................	$346	$360	$(14)	(4)%
Cost of other equipment sales .....................................	48	51	(3)	(6)%
Total cost of revenues - equipment sales .....................	$394	$411	$(17)	(4)%
__________________
(1)For the three months ended June 30, 2026 and 2025, equipment sales to OWN Program participants included net revenue of $32 million and
$17 million, respectively, recognized on an agent basis, with overall transaction values of $195 million and $143 million, respectively.
The increase in equipment sales of $5 million is primarily attributed to higher sales of $11 million in construction equipment to existing and new participants in our OWN Program. Sales of new and used equipment from our full service branch locations to contractors and other end users decreased by $6 million.
Segment Adjusted EBITDA for our Equipment Sales segment was $82 million for the three months ended June
30, 2026, compared to $60 million for the three months ended June 30, 2025, an increase of $22 million, or 37%.
The increase in Segment Adjusted EBITDA was primarily attributed to higher gross margins on equipment sales.

All Other. Revenue for all other activities was $58 million for the three months ended June 30, 2026, compared to $18 million for the three months ended June 30, 2025, an increase of $40 million, or 222%. This increase was primarily due to an increase of $23 million in telematics SaaS subscriptions, applications, and related telematics devices, as well as an increase of $17 million in sales of building materials, small tools, and hardware supplies due to our expansion of 14 hardware stores during the trailing twelve months. Segment earnings for our all other activities was $1 million for the three months ended June 30, 2026, compared to Segment loss of $5 million for the three months ended June 30, 2025, an increase of $6 million, or 120%, primarily due to the higher revenue as previously discussed, partially offset by an increase of $10 million in selling, general and administrative expenses, including employee compensation, technology costs, professional service fees, and insurance expenses which were allocated to all other activities based on employee headcount.
The following tables present information about our reportable segments for the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30, 2026
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$1,663	$—	$—	$1,663
Equipment sales ...........................................................	—	661	—	661
Telematics ...................................................................	9	—	56	65
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	48	48
Total revenues ...........................................................	$1,672	$661	$104	$2,437
Significant expenses:
Segment cost of revenues .......................................	486	540	63
Segment selling, general and administrative expenses ..............................................................	473	14	43
Segment Adjusted EBITDA(1) .................................	$713	$107	$(2)

	Six Months Ended June 30, 2025
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$1,200	$—	$—	$1,200
Equipment sales ...........................................................	—	624	—	624
Telematics ...................................................................	7	—	13	20
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	20	20
Total revenues ............................................................	$1,207	$624	$33	$1,864
Significant expenses: ...................................................
Segment cost of revenues .......................................	341	524	19
Segment selling, general and administrative expenses ..............................................................	383	14	23
Segment Adjusted EBITDA(1) ..................................	$483	$86	$(9)
__________________
(1)Segment Adjusted EBITDA includes cost of revenues and selling, general, and administrative expenses for each segment. Cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Equipment and vehicle operating lease expense was $12 million and $12 million for the six months ended June 30, 2026 and 2025 respectively. Cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Cost of revenues for all other activities includes platform expenses. Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $451 million, $173 million, and
$16 million, respectively, for the six months ended June 30, 2026, $328 million, $139 million, and $9 million, respectively, for the six months ended June 30, 2025. Selling, general and administrative expenses for each segment exclude depreciation expense related to our property and other fixed assets. Depreciation expense related to our property and other fixed assets was $27 million and $19 million for the six months ended June 30, 2026 and 2025, respectively. For additional information, see Note 18. Segments in this Form 10-Q, for the six months ended June 30, 2026.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $1,672 million for the six months ended June 30, 2026, compared to $1,207 million for the six months ended June 30, 2025, an increase of $465 million, or 39%. Approximately $364 million of the increase is attributed to the growth in fleet OEC under our management from $7,360 million as of June 30, 2025 to $9,851 million as of
June 30, 2026, and the corresponding increase in our fleet size from 218,035 units to 280,699 units of equipment under our management as of June 30, 2025 and 2026, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-
service branch locations, which also increased from 324 as of June 30, 2025, to 391 as of June 30, 2026. Revenue
from sales of equipment parts and supplies and services from mature branch locations and new branch locations open less than 24 months contributed $17 million and $20 million, respectively, to the increase in equipment rental and related services revenue and changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $62 million.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $713 million for the six months ended June 30, 2026, compared to $483 million for the six months ended June 30, 2025, an increase of $230 million, or 48%. The increase in Segment Adjusted EBITDA was primarily due an increase in segment total revenues of $465 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $7,360 million as of June 30, 2025 to $9,851 million as of June 30, 2026, and the corresponding increase in our fleet size from 218,035 units to 280,699 units of equipment under our management as of June 30, 2025 and 2026, respectively, driven by OWN Program demand.
The increase in segment total revenues was offset by increases of $145 million in segment cost of revenues and $90 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $661 million for the six months ended
June 30, 2026, compared to $624 million for the six months ended June 30, 2025, an increase of $37 million, or 6%.
The increase was primarily due to increased sales of construction equipment, primarily to contractors and other end users and to existing and new participants in the OWN Program, as presented in the following table (in millions):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$530	$512	$18	4%
Other equipment sales .................................................	131	112	19	17%
Total revenues - equipment sales ................................	$661	$624	$37	6%
Cost of equipment sold to OWN Program participants ...............................................................	$428	$432	$(4)	(1)%
Cost of other equipment sales .....................................	112	92	20	22%
Total cost of revenues - equipment sales .....................	$540	$524	$16	3%
__________________
(1)For the six months ended June 30, 2026 and 2025, equipment sales to OWN Program participants included net revenue of $38 million and
$30 million, respectively, recognized on an agent basis, with overall transaction values of $236 million and $240 million, respectively.
The increase in equipment sales of $37 million is primarily attributed to higher sales of $18 million in construction equipment to existing and new participants in our OWN Program. Sales of new and used equipment from our full service branch locations to contractors and other end users increased $19 million, primarily attributed to our site expansions.
Segment Adjusted EBITDA for our Equipment Sales segment was $107 million for the six months ended
June 30, 2026, compared to $86 million for the six months ended June 30, 2025, an increase of $21 million, or 24%.
The increase in Segment Adjusted EBITDA was primarily attributed to higher gross margins on equipment sales.
All Other. Revenue for all other activities was $104 million for the six months ended June 30, 2026, compared to $33 million for the six months ended June 30, 2025, an increase of $71 million, or 215%. This increase was primarily due to an increase of $43 million in telematics SaaS subscriptions, applications, and related telematics devices, as well as an increase of $28 million in sales of building materials, small tools, and hardware supplies due to our expansion of 14 hardware stores during the trailing twelve months. Segment loss for our all other activities was $2 million for the six months ended June 30, 2026, compared to $9 million for the six months ended June 30,
2025, an increase of $7 million, or 78%, primarily due to the higher revenue as previously discussed, partially offset by an increase of $20 million in selling, general and administrative expenses, including employee compensation, technology costs, professional service fees, and insurance expenses which were allocated to all other activities based on employee headcount.
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
As of June 30, 2026, our liquidity consisted of cash and cash equivalents of $443 million and net excess availability of $980 million under our ABL Credit Facility. See “—ABL Credit Facility—Borrowing Capacity”
below.
On July 1, 2026, we issued $1,350 million in an aggregate principal amount of 7.125% Senior Secured Second
Lien Notes due 2034 (defined below) and used proceeds primarily to repay outstanding borrowings under the ABL
Credit Facility, enhancing our liquidity.
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
We sell equipment to third party OWN Program participants some of which have financed equipment purchases through the issuance of ABS. Under the terms of the ABS, if the appraised value of the equipment declines below specified amounts, these vehicles may require the third-party owner to liquidate some or all of their equipment, which would make it unavailable to us and may require us to expend cash to obtain replacement equipment in order to supply our customers with rental equipment.
On July 9, 2026, the Board approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our Class A common stock with an expiration date of December 31, 2028. Repurchases under the program may be made from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades and through other legally permissible means, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of the Board.
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
The following table summarizes the change in cash and cash equivalents for the periods shown:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash used in operating activities ..............................................	$(142)	$(127)
Net cash used in investing activities ...............................................	(730)	(450)
Net cash provided by financing activities ......................................	1,009	531
Net increase (decrease) in cash and cash equivalents ..............	$137	$(46)
Net Cash Used in Operating Activities
For the six months ended June 30, 2026 and 2025, net cash used in our operating activities was $142 million and $127 million, respectively, and was in each period primarily due to the expansion of our business, increased working capital corresponding to the growth in our revenues, and the timing of certain payments. Net cash used in operating activities also reflects an increase in cost of revenues of $368 million, selling, general and administrative expenses of $164 million, and interest expense of $12 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, associated with the growth of our revenues and other changes in working capital.
Net Cash Used in Investing Activities
For the six months ended June 30, 2026 and 2025, net cash used in our investing activities was $730 million and
$450 million, respectively, an increase of 62%, and was primarily due to an increase in cash used for the purchases of rental equipment, which was $1,017 million for the six months ended June 30, 2026, and $799 million for the six months ended June 30, 2025 and an increase in cash used for the purchases of properties and other fixed assets which was $163 million for the six months ended June 30, 2026, and $116 million for the six months ended June 30,
2025.

Net Cash Provided by Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $1,009 million, compared to $531 million for the six months ended June 30, 2025, an increase of 90%. Net cash provided by financing activities was positively impacted by proceeds of $706 million from the issuance of Class A common stock upon the initial public offering, net of underwriting discount and commissions, net proceeds of $1,332 million from the issuance of long-term debt for the six months ended June 30, 2026, and net proceeds of $900 million from the issuance of long-term debt for the six months ended June 30, 2025. This was offset partially by using $984 million in cash to repay long-term debt and finance leases for the six months ended June 30, 2026 and $318 million in cash to repay long-term debt and finance leases for the six months ended June 30, 2025.
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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Purchases of rental equipment ...........................................................	$1,017	$799
Proceeds from sale of rental equipment .............................................	(483)	(500)
Net rental equipment capital expenditure ....................................	$534	$299
Investments in internally developed software(1) .................................	17	20
Net rental equipment & software expenditure .............................	$551	$319
__________________
(1)Represents expenditures in connection with developing and maintaining our information technology, including our T3 platform, as well as related software applications that generate platform revenue.
Net rental equipment capital expenditures were $534 million for the six months ended June 30, 2026, compared to $299 million for the six months ended June 30, 2025, an increase of 79%, as we continued to grow our fleet and site locations in connection with our geographical expansion.
ABL Credit Facility
Borrowing Capacity
On November 26, 2025, we refinanced existing borrowings under an asset-based lending facility (the “ABL
Facility”) by entering into a new asset-based lending facility (the “ABL Credit Facility”). The ABL Credit Facility
has a stated maturity date of November 26, 2030. The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL
Credit Facility) up to $2.75 billion. Borrowings under the ABL Credit Facility will bear interest at a rate (at our election) equal to either (i) the SOFR plus a spread between 112.5 to 137.5 basis points or (ii) the greatest of (a) 0%,
(b) the Federal Funds Rate in effect on such day plus 50 basis points, (c) the SOFR for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (d) the Prime Rate plus (y) a spread between
12.5 basis points and 37.5 basis points.

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
As of June 30, 2026, we calculated a Borrowing Base, as defined under the ABL Credit Facility, of $2,540 million. We determine “Net Excess Availability” as the amount of additional debt we could borrow based on the existing borrowing base. As of June 30, 2026, we had Net Excess Availability of $980 million under the ABL
Credit Facility. We determine “Remaining Capacity” as defined under the ABL Credit Facility as the maximum principal amount of debt permitted to be outstanding under the facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the facility. We calculate “Availability Under Borrowing Base Limitation” as the lower of Remaining Capacity or the
Borrowing Base less the principal amount of debt then-outstanding under the ABL Credit Facility, or the amount of debt we could borrow given the collateral we possess at such time, up to payment conditions. As of June 30, 2026, we calculated Remaining Capacity of $1,190 million and our “Availability Under Borrowing Base Limitation” was
$726 million. Under the ABL Credit Facility, “Remaining Capacity” and “Availability Under Borrowing Base
Limitation” are calculated and defined in the same way as under the ABL Facility.
As of June 30, 2026, $6 million of standby letters of credit were issued and outstanding with a third-party financial institution.
Covenants
Our ABL Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, or engage in certain transactions with certain affiliates. Under the terms of our ABL Credit Facility, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of June 30, 2026, the appropriate levels of liquidity have been maintained;
therefore this financial maintenance covenant is not applicable. Additional information on the terms of our ABL
Credit Facility is included in Note 9. Long-Term Debt and Lines of Credit in this Form 10-Q.
The ABL Credit Facility is secured on a first-priority basis by liens on substantially all of our and any guarantor’s assets, subject to permitted liens and certain exceptions. As of the date of this Form 10-Q, the ABL
Credit Facility is not guaranteed by any of our subsidiaries.
Certain of the restrictive covenants under the ABL Credit Facility utilize adjusted EBITDA, as defined in the related credit agreement, as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. The adjusted EBITDA metric is calculated under the ABL
Credit Facility as net income before the income tax provision, net financing charges, restructuring and impairment costs, allocation for support functions and other costs, and intangible asset amortization and depreciation, and new market start-up costs attributable to new locations less than twelve months old subject to a specified cap calculated as a percentage of the adjusted EBITDA metric. For the three and six months ended June 30, 2026, new market start-up costs attributed to our Equipment Rental and Services Operations segment were $60 million and $109 million, respectively. For the three and six months ended June 30, 2025, new market start-up costs attributed to our
Equipment Rental and Services Operations segment were $60 million and $116 million, respectively.
Senior Secured Second Lien Notes due 2028
On May 9, 2023, we issued $640,000,000 in aggregate principal amount of 9.000% Senior Secured Second Lien
Notes due 2028 (the “Initial 2028 Notes”). On September 21, 2023, we issued an additional $400,000,000 in aggregate principal amount of 9.000% Senior Secured Second Lien Notes due 2028 (the “Additional 2028 Notes”
and together with the Initial 2028 Notes, the “2028 Notes”). The 2028 Notes were issued pursuant to the indenture, dated as of May 9, 2023, between us and Citibank, N.A., as trustee and notes collateral agent (the “2028 Notes
Indenture”). The 2028 Notes bear interest at a rate of 9.00% per year and interest on the 2028 Notes is payable semi-
annually in arrears on May 15 and November 15 of each year. The 2028 Notes will mature on May 15, 2028. The
2028 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2032 Notes (as defined below), our 2033
Notes (as defined below) and our 2034 Notes (as defined below).
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
The 2032 Notes bear interest at a rate of 8.625% per year and interest on the 2032 Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 2032 Notes will mature on May 15, 2032. The 2032 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2028 Notes, our 2033 Notes (as defined below) and our
2034 Notes (as defined below).
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
Senior Secured Second Lien Notes due 2033
On September 13, 2024, we issued $500,000,000 in aggregate principal amount of 8.000% Senior Secured
Second Lien Notes due 2033 (the “2033 Notes”). The 2033 Notes were issued pursuant to the indenture, dated as of
September 13, 2024, between us and Citibank, N.A., as trustee and notes collateral agent (the “2033 Notes
Indenture”). The 2033 Notes bear interest at a rate of 8.000% per year and interest on the 2033 Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 2033 Notes will mature on March 15,
2033. The 2033 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2028 Notes, our 2032 Notes and our
2034 Notes (as defined below).
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
interest would be accelerated.
Senior Secured Second Lien Notes due 2034
On July 1, 2026, we issued $1,350,000,000 in aggregate principal amount of 7.125% Senior Secured Second
Lien Notes due 2034 (the “2034 Notes”). The 2034 Notes were issued pursuant to the indenture, dated as of July 1,
2026, between us and Citibank, N.A., as trustee and notes collateral agent (the “2034 Notes Indenture”). The 2034
Notes bear interest at a rate of 7.125% per year and interest on the 2034 Notes is payable semi-annually in arrears on

July 1 and January 1 of each year. The 2034 Notes will mature on July 1, 2034. The 2034 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, our 2028 Notes, our 2032 Notes and our 2033 Notes.
The 2034 Notes and any related guarantees are secured on a second-priority basis by liens on substantially all of our and any guarantor’s assets that secure any first-priority lien obligations (including the ABL Credit Facility), subject to permitted liens and certain exceptions. There are certain situations where all or a portion of such collateral may be automatically released.
The 2034 Notes are not currently guaranteed by any of our subsidiaries and, in the future, will be jointly and severally guaranteed on a senior secured second lien basis by each of our current and future subsidiaries to the extent such subsidiary guarantees our ABL Credit Facility, subject to certain limitations and exceptions. We may redeem some or all of the 2034 Notes at the redemption prices set forth in the 2034 Notes Indenture.
The 2034 Notes Indenture contains certain covenants applicable to us and our restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and
(9) designations of unrestricted subsidiaries. Each of these covenants is subject to a number of important exceptions and qualifications. In addition, many of the restrictive covenants do not apply to us during any period when the 2034
Notes are rated investment grade by any two of Moody’s, S&P and Fitch or, in certain circumstances, another rating agency selected by us, provided at such time no default under the 2034 Notes Indenture has occurred and is continuing. In the case of an event of default, the principal amount of the 2034 Notes plus accrued and unpaid
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
Share Repurchase Program
On July 9, 2026, the Board approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our Class A common stock with an expiration date of December 31, 2028.
Repurchases under the program may be made from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades and through other legally permissible means, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs.
Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of the Board.
Dividends
Dividends on our perpetual preferred accrue and accumulate daily in arrears on the then current accreted liquidation preference of the outstanding perpetual preferred, whether or not declared, and, if not declared and paid, will accrue at the applicable dividend rate and be compounded quarterly in arrears. Dividends on the perpetual preferred will be payable, at our election, in cash at any time when, as and if declared by our Board or any duly authorized committee of our Board, but only out of assets legally available. On June 7, 2026, the Board declared a dividend to the holders of perpetual preferred stock in an aggregate amount of $37 million payable in cash. The dividend was paid on June 26, 2026. As of June 30, 2026, the maximum potential dividend accumulated in arrears on our perpetual preferred was approximately $139 million.
Contractual Obligations and Commitments
The following table summarizes our long-term contractual obligations and commitments as of June 30, 2026.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt ...............................................................	$3,691	$2	$1,035	$1,554	$1,100
Operating leases ............................................	1,113	78	255	232	548
Finance leases ...............................................	325	19	60	56	190
Financing obligations (equipment) ...............	24	8	3	13	–
Total contractual obligations ....................	$5,153	$107	$1,353	$1,855	$1,838
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity or capital resources.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
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
Interest Rate Risk
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility as of June 30, 2026, our pre-tax earnings would decrease by an estimated $10 million over a 12-month period. We terminated certain interest rate swap agreements in connection with the entry into the
ABL Credit Facility.

Commodity Price Risk
The cost of logistics and transportation fluctuates in large part due to the price of oil and demand trends. Any fluctuations in our transportation costs in excess of amounts we charge to customers, including the cost of delivery and pick up of construction equipment, could harm our gross profits and margins. If we are unable to successfully mitigate a significant portion of commodity price increases or fluctuations, our results of operations could be harmed. A 10% increase in our transportation costs, if not recovered through higher charges to our customers, would have resulted in a change to cost of revenues of approximately $10 million and $6 million for the six months ended
June 30, 2026 and 2025, respectively.
Foreign Currency Risk
We employ a limited number of software engineers domiciled in the United Kingdom (the “UK”). As a result, we have foreign currency risk exposure to exchange rate fluctuations, primarily with respect to payroll, employee benefits, lease expense, and other costs incurred and paid in British Pounds. During the six months ended June 30,
2026, the total costs incurred by our subsidiary in the UK was not material to our operating results. Based on the size of our subsidiary in the UK, we do not believe that a 10% change in the British Pound exchange rate would have a material impact on our earnings. We do not engage in purchasing forward exchange contracts for speculative purposes.
Item 4.  Controls and Procedures.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended
June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
A description of legal proceedings can be found in Note 17. Commitments and Contingencies in this Form 10-
Q, which is incorporated by reference in answer to this item.
Item 1A.  Risk Factors.
Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K includes a discussion of our risk factors. Other than the risk factor below, there have been no material changes from the risk factors described in our 2025 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our SEC filings.
We cannot guarantee that our share repurchase program will be consummated fully or that it will enhance shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In July 2026, our Board authorized a share repurchase program for up to an aggregate amount of $500 million of our outstanding shares of Class A common stock with an expiration date of December 31, 2028. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be amended, suspended or discontinued by the Board at any time. Although the Board has authorized this program, there is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time if management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated fully or that it will enhance shareholder value. The program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our Class A common stock. In addition, this program could diminish our cash reserves.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5.  Other Information.
Rule 10b5-1 Plan Elections
On May 21, 2026, Mark Wopata, the Company’s Executive Vice President of Finance and Chief Data Officer,
adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on
March 31, 2027, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class
A common stock authorized to be sold pursuant to the trading arrangement is 93,750 shares. During the thirteen weeks ended June 30, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the
Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.  Exhibits.
(1)Exhibits: The exhibits to this report are listed in the exhibit index below.

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Formation	8-K	001-43062	3.1	January 26, 2026
3.2	Amended and Restated Bylaws	8-K	001-43062	3.2	January 26, 2026
4.1	Indenture, dated as of July 1, 2026 by and among Equipmentshare.com Inc and Citibank, N.A. as trustee and notes collateral agent, governing the 7.125% Senior Secured Second Lien Notes due 2034.	8-K	001-43062	4.1	July 1, 2026
4.2	Form of 7.125% Senior Secured Second Lien Notes due 2034 (included in Exhibit 4.1).	8-K	001-43062	4.2	July 1, 2026
10.1*	Form of Restricted Stock Unit Award Agreement For Executive Officers under the 2025 Omnibus Incentive Plan.					X
31.1
Certification of the Principal Executive Officer
Pursuant to Rules 13a-14(a) and 15d-14(a) under the
Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
X
31.2
Certification of the Principal Financial Officer
Pursuant to Rules 13a-14(a) and 15d-14(a) under the
Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
X
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Indicates a management contract or compensatory plan.
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

EquipmentShare.com Inc

Date:	August 13, 2026	By:	/s/ David Marquardt
		Name:	David Marquardt
		Title:	Chief Financial Officer and Chief Accounting Officer