Form 10-Q
period 2026-09-30
EquipmentShare.com Inc
filed 2026-11-10
CIK 1693736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of November 6, 2026, the registrant had 216,171,299 shares of Class A common stock outstanding and 37,568,944 shares of Class B common stock outstanding.

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
•Risks related to attacks by short sellers and associated litigation and regulatory inquiries; and
•Our exposure to a variety of claims and losses arising from our operations, which our insurance may not cover all or any portion of such claims.
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
See the section titled “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for a discussion of certain factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Additional factors that could cause results or performance to differ materially from those expressed in our forward-looking statements are detailed in other filings we may make with the SEC, copies of which are available at no charge. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value)
Unaudited

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents .....................................................................................................................................	$359	$306
Accounts receivable, net(1) ....................................................................................................................................	1,154	748
Inventories .............................................................................................................................................................	478	401
Prepaid costs(2) ......................................................................................................................................................	240	169
Other current assets ...............................................................................................................................................	110	106
Total current assets .......................................................................................................................................	2,341	1,730
Rental equipment, net ...........................................................................................................................................	3,836	2,834
Property and other fixed assets, net ......................................................................................................................	570	504
Capitalized software, net .......................................................................................................................................	114	110
Right of use assets, operating(3) .............................................................................................................................	740	676
Investments in non-consolidated affiliates ............................................................................................................	64	59
Intangible assets, net .............................................................................................................................................	28	31
Other assets ...........................................................................................................................................................	155	43
Total assets ...................................................................................................................................................	$7,848	$5,987

LIABILITIES, PERPETUAL PREFERRED STOCK, AND EQUITY
Accounts payable ..................................................................................................................................................	$116	$95
Accrued liabilities .................................................................................................................................................	627	609
Manufacturer flooring plans payable ....................................................................................................................	102	74
Current portion of long-term debt .........................................................................................................................	2	4
Current portion of operating lease liabilities .........................................................................................................	83	69
Current portion of finance lease liabilities ............................................................................................................	19	19
Current portion of financing obligations ...............................................................................................................	6	10
Total current liabilities .................................................................................................................................	955	880
Long-term debt, net of current portion, original issue discounts, and debt issuance costs ...................................	4,227	3,268
Operating lease liabilities, net of current portion(4) ...............................................................................................	710	655
Finance lease liabilities, net of current portion(5) ..................................................................................................	219	169
Financing obligations, net of current portion ........................................................................................................	69	83
Deferred tax liabilities, net ....................................................................................................................................	37	43
Other liabilities ......................................................................................................................................................	—	1
Total liabilities .............................................................................................................................................	6,217	5,099

Perpetual preferred stock, net - $0.00000125 par value, 15 shares authorized, 14 and 14 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively ..........................................................	381	360

Common stock - $0.00000125 par value, no shares authorized, issued and outstanding as of September 30, 2026, 273 shares authorized, 79 shares issued and outstanding at December 31, 2025 .......................................	—	—
Class A common stock - $0.00000125 par value, 3,500 shares authorized, 216 shares issued and outstanding at September 30, 2026, no shares authorized, issued and outstanding as of December 31, 2025 ........................	—	—
Class B common stock - $0.00000125 par value, 200 shares authorized, 38 shares issued and outstanding at September 30, 2026, no shares authorized, issued and outstanding as of December 31, 2025 ............................	—	—
Convertible preferred stock, net - $0.00000125 par value, no shares authorized, issued and outstanding as of September 30, 2026, 149 shares authorized, 142 shares issued and outstanding at December 31, 2025 .............	—	430
Treasury stock, at cost, 5 and 5 shares at September 30, 2026 and December 31, 2025, respectively ................	(7)	(7)
Additional paid-in-capital .....................................................................................................................................	1,286	105
Retained earnings (accumulated deficit) ...............................................................................................................	(27)	—
Accumulated other comprehensive income (loss) ................................................................................................	(2)	—
Total equity ..................................................................................................................................................	1,250	528
Total liabilities, perpetual preferred stock, and equity .................................................................................	$7,848	$5,987
__________________
(1)Includes amounts due from investees and related parties of $47 and $20 as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes amounts with investees of $3 and $2 as of September 30, 2026 and December 31, 2025, respectively.
(3)Includes amounts with related parties of $12 and $6 as of September 30, 2026 and December 31, 2025, respectively.
(4)Includes amounts with related parties of $11 and $5 as of September 30, 2026 and December 31, 2025, respectively.
(5)Includes amounts with related parties of $48 and $28 as of September 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Equipment rental and related services ...................................................................	$985	$672	$2,483	$1,744
Equipment sales(1) ..................................................................................................	294	167	955	790
Equipment parts and supplies and services(2) .........................................................	122	70	287	198
Platform: ................................................................................................................
Telematics(3) ........................................................................................................	36	15	101	35
Other ....................................................................................................................	31	21	79	41
Total revenues ..................................................................................................	1,468	945	3,905	2,808

COST OF REVENUES
Direct operating costs ............................................................................................	358	220	856	572
OWN Program payouts(4) .......................................................................................	254	185	704	512
Equipment sales .....................................................................................................	243	130	783	654
Platform expense ....................................................................................................	43	19	106	38
Depreciation and amortization ...............................................................................	108	85	296	233
Total cost of revenues .........................................................................................	1,006	639	2,745	2,009
Gross profit .........................................................................................................	462	306	1,160	799

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(5) ....................	345	242	948	680
Operating income ...............................................................................................	117	64	212	119

OTHER INCOME (EXPENSE)
Interest expense ......................................................................................................	(88)	(75)	(231)	(207)
Other income, net(6) ................................................................................................	7	26	27	40
Total other expense, net ......................................................................................	(81)	(49)	(204)	(167)
INCOME (LOSS) BEFORE INCOME TAXES ..................................................	36	15	8	(48)

Provision for (benefit from) income taxes ................................................................	16	9	(2)	(23)

NET INCOME (LOSS) ..........................................................................................	$20	$6	$10	$(25)

Deemed dividends on perpetual preferred stock .......................................................	(11)	(11)	(26)	(26)
Net income (loss) attributable to common shareholders ..........................................	$9	$(5)	$(16)	$(51)

Weighted average common shares outstanding: .......................................................
Basic .......................................................................................................................	254	78	237	78
Diluted (Class A and Common Stock) ...................................................................	222	78	203	78
Diluted (Class B) ....................................................................................................	38	N/A	34	N/A
Earnings (loss) per common share: ...........................................................................
Basic earnings (loss) per common share ................................................................	$0.03	$(0.06)	$(0.07)	$(0.66)
Diluted earnings (loss) per common share (Class A and Common Stock) ............	$0.03	$(0.06)	$(0.07)	$(0.66)
Diluted earnings (loss) per common share (Class B) .............................................	$0.03	N/A	$(0.07)	N/A
__________________
(1)Includes amounts earned from related parties of $— and $8 for the three months ended September 30, 2026 and 2025, respectively, and $—
and $79 for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes amounts earned from related parties of less than $0.1 and $1 for the three months ended September 30, 2026 and 2025, respectively, and $0.1 and $4 for the nine months ended September 30, 2026 and 2025, respectively.
(3)Includes amounts earned from investees and related parties of $9 and $0.9 for the three months ended September 30, 2026 and 2025, respectively, and $27 and $2 for the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes amounts incurred from related parties of less than $0.1 and $16 for the three months ended September 30, 2026 and 2025, respectively, and $0.7 and $45 for the nine months ended September 30, 2026 and 2025, respectively.
(5)Includes amounts incurred from investees and related parties of $6 and $6 for the three months ended September 30, 2026 and 2025, respectively, and $15 and $15 for the nine months ended September 30, 2026 and 2025, respectively.
(6)Includes amounts earned from related parties of $3 and $3 for the three months ended September 30, 2026 and 2025, respectively, and $10 and $6 for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) ......................................................................................................	$20	$6	$10	$(25)
Other comprehensive income (loss):
Reclassification of net loss from derivative instruments, net of tax ....................	(1)	–	(1)	–
Change in fair value of derivative instruments, net of tax ...................................	–	–	–	(3)
Unrealized loss on available-for-sale debt securities ...........................................	(1)	–	(1)	–
COMPREHENSIVE INCOME (LOSS) ...............................................................	$18	$6	$8	$(28)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PERPETUAL PREFERRED STOCK AND EQUITY
(In millions)
Unaudited

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at July 1, 2026 ........................................	14	$370	–	$–	215	$–	38	$–	–	$–	$(7)	$1,266	$(47)	$–	$1,212
Net income .........................................................	–	–	–	–	–	–	–	–	–	–	–	–	20	–	20
Reclassification of net loss from derivative instruments, net of tax ........................................	–	–	–	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Unrealized loss on available-for-sale debt securities .............................................................	–	–	–	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Accretion of perpetual preferred stock to redemption value ................................................	–	11	–	–	–	–	–	–	–	–	–	(11)	–	–	(11)
Exercises of stock options ..................................	–	–	–	–	1	–	–	–	–	–	–	4	–	–	4
Stock-based compensation .................................	–	–	–	–	–	–	–	–	–	–	–	27	–	–	27
Balance at September 30, 2026 ...........................	14	$381	–	$–	216	$–	38	$–	–	$–	$(7)	$1,286	$(27)	$(2)	$1,250

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at July 1, 2025 ........................................	14	$338	78	$–	–	$–	–	$–	142	$430	$(7)	$103	$(60)	$1	$467
Net income .........................................................	–	–	–	–	–	–	–	–	–	–	–	–	6	–	6
Accretion of perpetual preferred stock to redemption value ................................................	–	11	–	–	–	–	–	–	–	–	–	(11)	–	–	(11)
Acquisition of businesses and other assets .........	–	–	1	–	–	–	–	–	–	–	–	7	–	–	7
Exercises of stock options ..................................	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Stock-based compensation .................................	–	–	–	–	–	–	–	–	–	–	–	1	–	–	1
Balance at September 30, 2025 ...........................	14	$349	79	$–	–	$–	–	$–	142	$430	$(7)	$101	$(54)	$1	$471

The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PERPETUAL PREFERRED STOCK AND EQUITY
(In millions)
Unaudited

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2026 .................................	14	$360	79	$–	–	$–	–	$–	142	$430	$(7)	$105	$–	$–	$528
Net income .........................................................	–	–	–	–	–	–	–	–	–	–	–	–	10	–	10
Reclassification of net loss from derivative instruments, net of tax ........................................	–	–	–	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Unrealized loss on available-for-sale debt securities .............................................................	–	–	–	–	–	–	–	–	–	–	–	–	–	(1)	(1)
Conversion of common stock to Class A common stock in connection with IPO ..............	–	–	(80)	–	80	–	–	–	–	–	–	–	–	–	–
Conversion of convertible preferred stock to Class A common stock in connection with IPO .	–	–	–	–	142	–	–	–	(142)	(430)	–	430	–	–	–
Conversion of Class A common stock to Class B common stock in connection with IPO .	–	–	–	–	(38)	–	38	–	–	–	–	–	–	–	–
Issuance of Class A common stock in connection with IPO, net of underwriting discounts and offering costs ...............................	–	–	–	–	31	–	–	–	–	–	–	692	–	–	692
Accretion of perpetual preferred stock to redemption value ................................................	–	21	–	–	–	–	–	–	–	–	–	(21)	–	–	(21)
Dividends on perpetual preferred stock ..............	–	–	–	–	–	–	–	–	–	–	–	–	(37)	–	(37)
Exercises of stock options ..................................	–	–	1	–	1	–	–	–	–	–	–	7	–	–	7
Stock-based compensation .................................	–	–	–	–	–	–	–	–	–	–	–	73	–	–	73
Balance at September 30, 2026 ...........................	14	$381	–	$–	216	$–	38	$–	–	$–	$(7)	$1,286	$(27)	$(2)	$1,250

													Retained	Accumulated
	Perpetual				Class A		Class B		Convertible			Additional	Earnings	Other
	Preferred Stock, net		Common Stock		Common Stock		Common Stock		Preferred Stock, net		Treasury	Paid-In	(Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2025 .................................	14	$324	78	$–	–	$–	–	$–	142	$430	$(7)	$114	$8	$4	$549
Net loss ...............................................................	–	–	–	–	–	–	–	–	–	–	–	–	(25)	–	(25)
Change in fair value of derivative instruments, net of tax .............................................................	–	–	–	–	–	–	–	–	–	–	–	–	–	(3)	(3)
Accretion of perpetual preferred stock to redemption value ................................................	–	25	–	–	–	–	–	–	–	–	–	(25)	–	–	(25)
Dividends on perpetual preferred stock ..............	–	–	–	–	–	–	–	–	–	–	–	–	(37)	–	(37)
Acquisition of businesses and other assets .........	–	–	1	–	–	–	–	–	–	–	–	7	–	–	7
Exercises of stock options ..................................	–	–	–	–	–	–	–	–	–	–	–	2	–	–	2
Stock-based compensation .................................	–	–	–	–	–	–	–	–	–	–	–	3	–	–	3
Balance at September 30, 2025 ...........................	14	$349	79	$–	–	$–	–	$–	142	$430	$(7)	$101	$(54)	$1	$471
The accompanying notes are an integral part of these condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss) .......................................................................................................................................	$10	$(25)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense ..................................................................................................	341	261
Amortization of debt issuance costs and original issue discounts ..........................................................	14	16
Allowance for credit losses and doubtful accounts .................................................................................	30	19
Change in operating lease cost ................................................................................................................	98	85
Stock-based compensation expense ........................................................................................................	71	3
Deferred taxes .........................................................................................................................................	(6)	(25)
Other ........................................................................................................................................................	11	(24)
Change in operating assets and liabilities:
Accounts receivable ................................................................................................................................	(437)	(171)
Inventories ...............................................................................................................................................	(94)	(46)
Prepaid costs and other assets .................................................................................................................	(136)	(100)
Accounts payable and manufacturer flooring plans payable ..................................................................	(4)	(26)
Accrued liabilities ...................................................................................................................................	19	105
Operating lease liabilities ........................................................................................................................	(96)	(86)
Net cash used in operating activities ....................................................................................................	(179)	(14)
INVESTING ACTIVITIES
Purchases of rental equipment(1) ..............................................................................................................	(1,839)	(1,297)
Proceeds from sale of rental equipment(2) ...............................................................................................	715	604
Purchases of and deposits on property and other fixed assets .................................................................	(182)	(197)
Proceeds from sale of property and other fixed assets ............................................................................	4	1
Investments in internally developed software .........................................................................................	(25)	(30)
Purchases of investments in equity and debt securities ...........................................................................	(55)	(27)
Proceeds from sale of investments in equity and debt securities ............................................................	37	12
Acquisition of businesses, net of cash acquired ......................................................................................	(12)	(44)
Net cash used in investing activities .....................................................................................................	(1,357)	(978)
FINANCING ACTIVITIES
Proceeds from long-term debt .................................................................................................................	3,767	1,365
Payments on long-term debt ....................................................................................................................	(2,810)	(315)
Payments of debt issuance costs ..............................................................................................................	(16)	(3)
Payments on finance leases(3) ..................................................................................................................	(14)	(8)
Proceeds on financing obligations ...........................................................................................................	—	1
Payments on financing obligations .........................................................................................................	(7)	(17)
Dividends paid on perpetual preferred stock ...........................................................................................	(37)	(37)
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discount and commissions ....................................................................................................................	706	—
Payments of equity issuance costs ..........................................................................................................	(7)	—
Exercise of stock options .........................................................................................................................	7	2
Other ........................................................................................................................................................	—	(1)
Net cash provided by financing activities ............................................................................................	1,589	987
Net increase (decrease) in cash and cash equivalents	53	(5)
Cash and cash equivalents, beginning of period .....................................................................................	306	407
Cash and cash equivalents, end of period	$359	$402

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest ...............................................................................................................................	$165	$172
Cash paid for taxes ..................................................................................................................................	3	1
NON-CASH ACTIVITIES:
Purchase of rental equipment remaining in accounts payable and manufacturer flooring plans ............	$66	$40
Purchase of property and other fixed assets remaining in accounts payable ..........................................	6	9
Accretion of perpetual preferred stock to redemption value ...................................................................	21	25
Stock-based compensation for capitalized software development ..........................................................	2	—
Equity issued in exchange for acquisition of business and other assets ..................................................	—	7
__________________
(1)Includes amounts from related parties of $— and $27 for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes amounts from related parties of $— and $55 for the nine months ended September 30, 2026 and 2025, respectively.
(3)Includes amounts to related parties of $3 and $3 for the nine months ended September 30, 2026 and 2025, respectively.

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
As of September 30, 2026, the Company had 408 full-service branches, 9 dealership sites, and 31 building materials and hardware retail stores located across 45 states in the U.S. The Company’s full-service, technology-
enabled model supports multiple customer touchpoints and allows it to operate a high-quality, diversified rental fleet. The Company’s branch network also serves as an effective distribution channel for fleet disposition and supports related activities including new and used equipment sales, parts, supplies and services. The Company is an authorized dealer for JLG, Takeuchi, Skyjack, Genie, and other major brands of construction and aerial equipment, and offers equipment rentals, parts, and services.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, certain information and footnote disclosures required by U.S. GAAP for complete financial statements have been condensed or omitted in accordance with Securities and Exchange Commission
(“SEC”) rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations, changes in perpetual preferred stock and equity, and cash flows, for the three and nine months ended September 30, 2026 and 2025.
Interim results of operations are not necessarily indicative of the results of the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s
Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies in the 2025 Form 10-K. There have been no significant changes to those accounting policies in the Company’s preparation of the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.
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
3.ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consist of the following (in millions):

	September 30, 2026	December 31, 2025
Equipment rental and related services ................................................................	$740	$494
Equipment sales ..................................................................................................	24	21
Equipment parts, supplies and services ..............................................................	215	128
Billed or uninvoiced OEM reimbursement receivables .....................................	132	97
Other ...................................................................................................................	128	76
Total accounts receivable ................................................................................	1,239	816
Allowance for credit losses and doubtful accounts ............................................	(85)	(68)
Accounts receivable, net ..................................................................................	$1,154	$748

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
4.INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2026	December 31, 2025
Equipment inventory ..........................................................................................	$115	$131
Equipment parts ..................................................................................................	270	189
Telematics hardware ..........................................................................................	51	48
Building materials, supplies, small tools, and other ...........................................	42	33
Total inventories ..............................................................................................	$478	$401
5.RENTAL EQUIPMENT, NET
Rental equipment, net, consist of the following (in millions):

	September 30, 2026	December 31, 2025
Rental equipment ................................................................................................	$4,804	$3,596
Installed telematics tracker devices ....................................................................	90	81
Total rental equipment .......................................................................................	4,894	3,677
Less: accumulated depreciation .........................................................................	(1,058)	(843)
Rental equipment, net .........................................................................................	$3,836	$2,834
During the three and nine months ended September 30, 2026, the Company recognized $100 million and $272 million related to rental equipment depreciation expense, respectively. During the three and nine months ended
September 30, 2025, the Company recognized $79 million and $218 million related to rental equipment depreciation expense, respectively. Rental equipment related depreciation expense is recognized within depreciation and amortization as a component of cost of revenues on the condensed consolidated statements of operations.
6.PROPERTY AND OTHER FIXED ASSETS, NET
Property and other fixed assets, net, consist of the following (in millions):

	September 30, 2026	December 31, 2025
Furniture, fixtures, office equipment and other ..................................................	$191	$167
Leasehold improvements ....................................................................................	194	161
Buildings and improvements ..............................................................................	256	186
Construction in progress .....................................................................................	48	61
Land ....................................................................................................................	40	44
Total property and other fixed assets .................................................................	729	619
Less: accumulated depreciation .........................................................................	(159)	(115)
Total property and other fixed assets, net ......................................................	$570	$504
During the three and nine months ended September 30, 2026, the Company recognized $17 million and $46 million related to property and other fixed assets depreciation expense, respectively. During the three and nine months ended September 30, 2025, the Company recognized $11 million and $29 million related to property and other fixed assets depreciation expense, respectively. Property and other fixed assets related depreciation expenses are recognized in selling, general and administrative expenses on the condensed consolidated statement of operations.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
7.CAPITALIZED SOFTWARE, NET
Capitalized software, net, consists of the following (in millions):

	September 30, 2026	December 31, 2025
Capitalized software ...........................................................................................	$178	$153
Less: accumulated amortization .........................................................................	(64)	(43)
Total capitalized software, net ......................................................................	$114	$110
During the three and nine months ended September 30, 2026, the Company recognized $8 million and $22 million related to capitalized software amortization expense, respectively. During the three and nine months ended
September 30, 2025, the Company recognized $6 million and $15 million related to capitalized software amortization expense, respectively. Capitalized software amortization expense is recognized within depreciation and amortization as a component of cost of revenues on the condensed consolidated statements of operations.
8.ACCRUED LIABILITIES
Accrued liabilities consist of the following (in millions):

	September 30, 2026	December 31, 2025
Accrued expenses ...............................................................................................	$94	$42
Accrued inventory purchases .............................................................................	47	23
Accrued salaries and benefits .............................................................................	70	57
Accrued equipment purchases ............................................................................	85	281
Payable to OWN Program participants ..............................................................	64	53
Accrued interest ..................................................................................................	85	33
Insurance claims, including incurred but not reported .......................................	57	43
Deferred revenue ................................................................................................	55	30
Manufacturer liability .........................................................................................	22	12
Real and personal property tax payable .............................................................	22	13
Sales and income tax payable .............................................................................	17	12
Other ...................................................................................................................	9	10
Total accrued liabilities .................................................................................	$627	$609

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
9.LONG-TERM DEBT AND LINES OF CREDIT
The Company had the following outstanding amounts of long-term debt (in millions):

	September 30, 2026	December 31, 2025
Long-term debt and lines of credit:
Asset based revolving credit facility, bearing interest at a rate of 5.26%, secured by equipment and other current assets .........................................	$806	$1,196
Senior Secured Second Lien Notes bearing interest at a rate of 9.00% ........	1,034	1,034
Senior Secured Second Lien Notes bearing interest at a rate of 8.625% ......	600	600
Senior Secured Second Lien Notes bearing interest at a rate of 8.00% ........	500	500
Senior Secured Second Lien Notes bearing interest at a rate of 7.125% ......	1,350	–
Notes payable to various institutions, bearing interest at rates ranging from 3.75% to 5.10%, maturing through 2029, secured by specific equipment .................................................................................................	–	2
Equipment financing lines of credit with various institutions, bearing interest at —% to 1.23%, maturing through 2026 ....................................	2	3
Total long-term debt and lines of credit .............................................................	4,292	3,335
Less: original issue discounts .............................................................................	(15)	(22)
Less: debt issuance costs ....................................................................................	(48)	(41)
	4,229	3,272
Less: current maturities ......................................................................................	(2)	(4)
Long-term debt and lines of credit, net of current portion, original issue discounts, and debt issuance costs ..................................................................	$4,227	$3,268
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
On April 15, 2026, the Company amended the ABL Credit Facility (the “Amendment”). The Amendment
revised the mandatory prepayment provisions applicable to net cash proceeds received from transfers under the
OWN Program. Under the amended terms, the Company is required to prepay outstanding borrowings under the
ABL Credit Facility with 100% of such net cash proceeds within five business days following the occurrence of specified trigger events. The Amendment also specifies the application of such prepayments to outstanding borrowings without reducing revolving commitments and requires the Company to provide monthly reporting of net cash proceeds from OWN Program transfers to the administrative agent. No other material terms of the ABL Credit
Facility were amended.
The ABL Credit Facility contains negative covenants that permit, subject to certain defined conditions, the
Company to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to assets, (iii) repurchase, or pay dividends, or make certain other restricted payments on, capital stock and certain other securities, subject to applicable caps, (iv) prepay certain

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
indebtedness and (v) make certain acquisitions and investments. Under the ABL Credit Facility, there is one financial covenant that will only apply in the future if excess availability under the ABL Credit Facility falls below the greater of 10 percent of the maximum borrowing amount under the ABL Credit Facility or $175 million. As of
September 30, 2026, availability under the ABL Credit Facility exceeded this threshold and, as a result, the financial covenant was not applicable.
As of September 30, 2026, the Company had $806 million outstanding under the ABL Credit Facility bearing interest at the SOFR of 5.26%, included in long-term debt on the condensed consolidated balance sheets.
The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL Facility) and “net excess availability” (the amount of additional debt the Company could borrow based on the existing borrowing base). As of September 30, 2026, the
Company had a borrowing base, as defined in the ABL Credit Facility, of $2,750 million. After outstanding borrowings and letters of credit, the net excess availability at September 30, 2026, as defined in the ABL Credit
Facility, was $1,939 million, of which the Company could borrow up to $1,664 million without any additional repayment conditions.
Senior Secured Second Lien Notes due 2034
On July 1, 2026, the Company issued $1,350 million in aggregate principal amount of 7.125% Senior Secured
Second Lien Notes due 2034 (the “2034 Notes”). The 2034 Notes were issued pursuant to the indenture, dated as of
July 1, 2026, between the Company and Citibank, N.A., as trustee and notes collateral agent. The 2034 Notes bear interest at a rate of 7.125% per year and interest is payable semi-annually in arrears on July 1 and January 1 of each year. The 2034 Notes will mature on July 1, 2034. The 2034 Notes rank pari passu in right of payment to all of our and any guarantor’s existing and future senior indebtedness, including indebtedness under the ABL Credit Facility, the Company’s 2028 Notes, 2032 Notes and 2033 Notes. The 2034 Notes had no original issue discounts and the
Company incurred $11 million in underwriting expenses. Net proceeds from the issuance of the 2034 Notes was
$1,339 million. Upon the issuance of the 2034 Notes, the Company capitalized $16 million of bond offering costs.
The Company used the gross proceeds from this offering (i) to repay its revolving credit facility under the ABL
Credit Facility, (ii) to pay fees and expenses in connection with the foregoing, and (iii) for general corporate purposes.
Other
Certain note agreements between the Company and various institutions contain restrictions and financial covenants, including maintaining an adjusted fixed charge coverage ratio of 1.15 to 1.00 and a net funded debt to adjusted EBITDA ratio of 6.00 to 1.00. As of September 30, 2026, the Company was in compliance with those restrictions and financial covenants.
As of September 30, 2026 the Company had $6 million of letters of credit outstanding with financial institutions secured by line of credit availability. The letters of credit automatically renew annually unless the Company gives notice to the financial institution to terminate the letter of credit.
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

	Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
Component of Lease Cost	Line Item	2026	2025	2026	2025
OWN Program lease payments	OWN Program payouts	$254	$185	$704	$512
Equipment and vehicle operating lease expense ........	Direct operating costs	6	7	18	19
Real estate operating lease expense .....................................	Selling, general and administrative expenses	28	23	80	66
Finance lease expense:
Amortization of equipment leased assets ....................	Depreciation of rental equipment	3	3	8	8
Amortization of property leased assets ........................	Selling, general and administrative expenses	4	1	9	3
Interest on lease liabilities ..	Interest expense	5	3	13	6
Short-term lease cost ................	Selling, general and administrative expenses	3	2	4	2
Total lease expense ..................		$303	$224	$836	$616
11.COMMON STOCK AND EQUITY PLANS
Initial Public Offering
Concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 142 million shares of Class A common stock. As of the IPO date, January 26, 2026, the
Company had 3,500 million authorized shares of Class A common stock and approximately 215 million shares of
Class A common stock issued and outstanding, along with 200 million authorized shares of Class B common stock and approximately 38 million shares of Class B common stock issued and outstanding.
Share Repurchase Program
On July 9, 2026, the Company’s Board approved a share repurchase program (the “Share Repurchase
Program”) with authorization to purchase up to $500 million in shares of the Company’s Class A common stock through the expiration of the Share Repurchase Program on December 31, 2028. Repurchases under the Share
Repurchase Program may be made from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades and through other legally permissible means, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs.
Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. This program does not obligate the Company to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of the Board. The Company did not repurchase any shares of Class A common stock under the Share Repurchase Program during the nine months ended September 30, 2026.
Employee Stock Purchase Plan
In connection with the IPO, the Company adopted the EquipmentShare.com 2025 Employee Stock Purchase
Plan (the “ESPP”). The maximum number of shares initially available for issuance under the ESPP is 2,316,263 shares of common stock and will be increased on the first day of each fiscal year for a period of up to 10 years following the effective date of the ESPP in an amount equal to the least of (i) 12,000,000 shares; (ii) 1% of the total number of shares of the Company’s Class A and Class B common stock outstanding as of the last completed fiscal year; and (iii) such number of shares as determined by the Company’s Board of Directors (the “Board”) in its

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
discretion. The number of shares available at any time under the ESPP is subject to adjustment in the event of a dividend or other distribution (other than an ordinary dividend or distribution), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of the Company, or other change in the Company’s structure affecting the shares occurs. The number of shares which a participant may purchase in an offering under the ESPP may be reduced if the offering is over-subscribed. The Company did not grant any shares of common stock pursuant to the ESPP during the nine months ended September 30, 2026.
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
RSUs
During the nine months ended September 30, 2026, the Company granted 812,224 RSUs under the 2025 Plan with an average grant date price per unit of $19.80 (fair value of $16 million) to certain service providers. For most awards, the Company records stock-based compensation expense on a straight-line recognition method over the requisite service period for the entire award. Each RSU represents the right to receive one share of Class A common stock at a future date. The RSUs vest equally over four years, the first 25% of the RSU award vests after one year from grant date, and the remaining 75% of the RSU award vests on a quarterly basis thereafter. These RSUs will be settled within 60 days of vesting. From these RSU awards, 21,353 RSUs vested, and 146,175 RSUs were forfeited.
Stock-based compensation expense was $1 million and $1 million for the RSUs during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the Company had a total of 644,696 unvested
RSUs outstanding and the total pretax compensation cost not yet recognized was $11 million. The weighted average period over which this compensation cost is expected to be recognized is 3.1 years.
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
During the three months ended March 31, 2026, the market condition for Tranche 1 was achieved. Accordingly, approximately 17.70% of the IPO Founders Awards (6,485,862 PSUs in the aggregate) had satisfied the applicable market condition and remain subject to the related service-based vesting requirement. The remaining 82.30% of the
IPO Founder Awards continue to be subject to achievement of the applicable market conditions and service-based vesting requirements.
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
The Grant Date fair value of the IPO Founders Awards was $624 million. Stock-based compensation expense of
$26 million and $68 million was recorded for the IPO Founders Awards during the three and nine months ended
September 30, 2026, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $23 million in 2026, $98 million in 2027, $98 million in
2028, $98 million in 2029, $52 million in 2030, and $189 million thereafter. The weighted average remaining life was 7.0 years as of September 30, 2026.
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

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
are generally forfeited upon termination or when performance or market conditions are not met, and forfeitures are accounted for as they occur.
Stock Options
As of September 30, 2026, the Company has a total of 22,525,256 options authorized. There were 8,265,536 options issued and outstanding.
Stock-based compensation expense of $1 million and $1 million was recorded for vested time-based options during the three and nine months ended September 30, 2026, respectively, and stock-based compensation expense of
$1 million and $3 million was recorded for the three and nine months ended September 30, 2025, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of September 30, 2026, the unrecognized stock-based compensation expense yet to be recognized over the vesting period was $4 million. The weighted average remaining life of the outstanding stock options was 1.2 years as of September 30, 2026.
No milestone-based awards were granted during the three and nine months ended September 30, 2026 or 2025, respectively.  The Company recognized less than $0.1 million stock compensation expense for milestone-based option awards during each of the three and nine months ended September 30, 2026 and 2025, respectively. It is not probable that the performance conditions will be achieved in the next 12 months. The Company had 320,000 unvested milestone-based option awards granted in 2022 outstanding as of September 30, 2026. If the 2022 award milestones, as defined, are not achieved by January 31, 2032, then these unvested options will be forfeited.  The estimated unrecognized stock-based compensation expense to be recognized if and when the performance conditions are considered probable of being achieved could be up to $0.4 million for the 2022 awards as of September 30,
2026. The weighted average remaining life of the outstanding milestone-based stock option awards was 5.3 years for the 2022 awards as of September 30, 2026.
RSUs
During the nine months ended September 30, 2026, the Company granted 149,698 RSUs under the 2016 Plan with a weighted average grant date price per unit of $22.78 (fair value of $3 million). From this grant, 24,007 RSUs vested, and 9,003 RSUs were forfeited. As of September 30, 2026, the Company had a total of 116,688 unvested
RSUs outstanding and the total pretax compensation cost not yet recognized by the Company for unvested RSUs was $2 million. The weighted average period over which this compensation cost is expected to be recognized is 0.8 years.
The Company issued performance-based RSUs under the 2016 Plan with two-tiered vesting conditions which include a service requirement and a liquidity event requirement. The service condition of the RSUs will be met provided the participant is in continuous service over the defined period of time generally 12 to 48 months. The liquidity event requirement was satisfied on the effective date of the IPO. RSUs shall be settled no later than March
15 of the calendar year following the calendar year in which each vesting event occurs. Upon the consummation of the IPO, the performance-based vesting conditions for outstanding RSUs was satisfied. As a result, the RSUs that had satisfied the service-based condition date became vested. For the three and nine months ended September 30,
2026, the Company recognized $1 million and $3 million, respectively, of stock-based compensation expense attributable to RSUs. No stock-based compensation expense attributable to RSUs was recognized for the three and nine months ended September 30, 2025, as the performance-based vesting condition had not been satisfied at that time.

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

	Three Months Ended September 30,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Equipment rental revenue ....................................	$877	$–	$877	$593	$–	$593
Ancillary and other rental revenue:
Delivery and pick-up ......................................	33	28	61	25	21	46
Other equipment rental ..................................	39	8	47	28	5	33
Total equipment rental and related services ........	949	36	985	646	26	672
Equipment sales (new and used)(1) ......................	–	294	294	–	167	167
Equipment parts and supplies and services:
Equipment parts and supplies sales ................	–	59	59	–	27	27
Services ..........................................................	–	63	63	–	43	43
Total equipment parts and supplies and services	–	122	122	–	70	70
Platform revenue:
Telematics ......................................................	–	36	36	–	15	15
Other ..............................................................	–	31	31	–	21	21
Total revenues .....................................................	$949	$519	$1,468	$646	$299	$945
__________________
(1)For the three months ended September 30, 2026 and 2025, equipment sales to OWN Program participants were $243 million and $104 million, respectively. For the three months ended September 30, 2026 and 2025, equipment sales to contractors and other end users were
$51 million and $63 million, respectively.

	Nine Months Ended September 30,
	2026			2025
	Topic 842	Topic 606	Total	Topic 842	Topic 606	Total
Equipment rental revenue ....................................	$2,207	$–	$2,207	$1,541	$–	$1,541
Ancillary and other rental revenue:
Delivery and pick-up ......................................	84	76	160	61	58	119
Other equipment rental ..................................	98	18	116	72	12	84
Total equipment rental and related services ........	2,389	94	2,483	1,674	70	1,744
Equipment sales (new and used)(1) ......................	–	955	955	–	790	790
Equipment parts and supplies and services:
Equipment parts and supplies sales ................	–	125	125	–	75	75
Services ..........................................................	–	162	162	–	123	123
Total equipment parts and supplies and services	–	287	287	–	198	198
Platform revenue:
Telematics ......................................................	–	101	101	–	35	35
Other ..............................................................	–	79	79	–	41	41
Total revenues .....................................................	$2,389	$1,516	$3,905	$1,674	$1,134	$2,808
__________________
(1)For the nine months ended September 30, 2026 and 2025, equipment sales to OWN Program participants were $773 million and $615 million, respectively. For the nine months ended September 30, 2026 and 2025, equipment sales to contractors and other end users were
$182 million and $175 million, respectively.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The Company's Equipment Rental and Services Operations segment revenue (see Note 18. Segment
Information) is comprised of equipment rental and related services and equipment parts and supplies and services revenue presented in the table above.
The disaggregation of the Company's revenue from contracts to customers as reflected above, coupled with the reportable segment disclosures (see Note 18. Segment Information), depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors.
Equipment rental sublease income was $459 million and $1,217 million for the three and nine months ended
September 30, 2026, respectively, and $360 million and $898 million for the three and nine months ended
September 30, 2025, respectively.
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
Contract assets and liabilities
The Company does not have material contract assets or material contract liabilities associated with contracts with customers. The Company’s contracts with customers do not result in material amounts billed to customers in excess of recognizable revenue. The Company did not recognize material revenues during the three and nine months ended September 30, 2026 or 2025 that were contract liabilities at the beginning of such periods.
13.INCOME TAXES
Income tax expense was $16 million and income tax benefit was $2 million for the three and nine months ended
September 30, 2026, respectively. Income tax expense was $9 million and income tax benefit was $23 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the periods differed from the statutory rate primarily due to the Section 162(m) limitation on the annual effective tax rate and discrete excess tax benefits from stock-based compensation.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
The joint venture arrangement is accounted for under the equity method. For the three and nine months ended
September 30, 2026, the Company recognized revenue from sales to 10G of $9 million and $27 million, respectively, which is included in telematics platform revenue on the condensed consolidated statements of operations. For the period from September 19, 2025 to September 30, 2025, the Company recognized revenue from sales to 10G of $0.8 million, which is included in telematics platform revenue on the condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, the Company had amounts due from 10G of $4 million and $2 million, respectively, which are included in accounts receivable on the condensed consolidated balance sheets, and amounts owed to 10G of less than $0.1 million and $0.2 million, respectively, which are included in accounts payable on the consolidated balance sheets.
The Company has a 26.95% noncontrolling interest in Powers Group, Inc. (“Powers”), a third-party insurance agency that provides customers with a range of personal and business insurance policies and related services. The
Company purchases insurance coverage through a wholly owned subsidiary of Powers, acting as an agent. For the three and nine months ended September 30, 2026, the Company purchased insurance policies through this equity method investee and recognized $4 million and $9 million of insurance expense in selling, general and administrative expenses on the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2025, the Company purchased insurance policies through this equity method investee and recognized $2 million and $6 million of insurance expense in selling, general and administrative expenses on the condensed consolidated statements of operations, respectively. At September 30, 2026 and December 31, 2025, the
Company had $3 million and $2 million of prepaid insurance related to these policies, respectively, which are included in prepaid costs on the condensed consolidated balance sheets.
Prior to September 19, 2025, the Company purchased telematics tracker devices from an equity method investee, The Morey Corporation (“Morey”), totaling approximately $4 million and $11 million for the three and nine months ended September 30, 2025, respectively. Design and development services paid to Morey were $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and included in selling, general and administrative expenses on the condensed consolidated statements of operations. On September
19, 2025, the Company entered into a stock purchase agreement to acquire 50.1% of the common stock of Morey, increasing the Company’s ownership interest from 49.9% to 100%. The transaction resulted in Morey becoming a wholly-owned subsidiary of the Company.
Transactions with Entities Owned or Controlled by the Founders
The Company periodically enters into transactions with entities that are either owned or controlled by the
Company’s Chief Executive Officer or President (the “Founders”).
Revenues
The Company recognized the following revenues from transactions with entities owned or controlled by the
Founders:
•The Company recognized less than $0.1 million and $0.3 million for the three and nine months ended
September 30, 2026, respectively, of equipment rental and related services revenues. The Company recognized equipment rental and related services revenue of approximately $0.1 million and approximately
$0.2 million during the three and nine months ended September 30, 2025, respectively.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
•During the three and nine months ended September 30, 2025, the Company recognized equipment sales revenue of $15 million and $128 million, respectively. A portion of the equipment sales for the three and nine months ended September 30, 2025, were agent OEM transactions and the related cost of the equipment sold of $7 million and $49 million, respectively, is presented net of the associated equipment sales revenues for these periods on the condensed consolidated statements of operations. The equipment sold was subsequently listed on the Company’s marketplace under the OWN Program. There were no equipment sales to related parties during the three and nine months ended September 30, 2026.
•The Company recognized equipment parts and supplies revenue of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recorded equipment parts and supplies revenue of $1 million and $4 million, respectively.
•The Company recognized T3 telematics services revenue of less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2026, respectively, relating to equipment enrolled under the
OWN Program. During the three and nine months ended September 30, 2025, the Company recorded T3 telematics services revenue of less than $0.1 million and $0.7 million, respectively, relating to equipment enrolled under the OWN Program.
•During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and
$0.5 million, respectively, and during the three and nine months ended September 30, 2025, the Company recognized  $1 million and $1 million, respectively, in sales of building materials and hardware supplies to the Founders, which are included in other platform revenues on the condensed consolidated statements of operations.
OWN Program payouts
OWN Program payouts to entities owned or controlled by the Founders were less than $0.1 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $16 million and $45 million for the three and nine months ended September 30, 2025, respectively. These amounts are included in cost of revenues on the condensed consolidated statements of operations.
At September 30, 2026, there was approximately $0.1 million included in accrued expenses for amounts due under the OWN Program to entities owned or controlled by the Founders. At December 31, 2025, no amounts were included in accrued expenses for amounts due under the OWN Program to entities owned or controlled by the
Founders.
Assignment of property site purchase rights and construction developer fees
For the three and nine months ended September 30, 2026, the Company recognized $2 million and $4 million, respectively, of other miscellaneous income for the assignment of new property site purchase rights and related transaction services, and for the three and nine months ended September 30, 2025, the Company recognized $2 million and $3 million, respectively. These amounts are included in other income, net on the condensed consolidated statements of operations.
For the three and nine months ended September 30, 2026, the Company recognized approximately $1 million and $5 million, respectively, for construction developer fees and interest provided to entities owned or controlled by the Founders, and for the three and nine months ended September 30, 2025, the Company recognized $1 million and
$3 million, respectively. These amounts are included in other income, net on the condensed consolidated statements of operations.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
Accounts receivable
At September 30, 2026 and December 31, 2025, the Company had receivables due from entities owned or controlled by the Founders primarily related to property development costs and the transactions described in this footnote, in the amounts of $43 million and $19 million, respectively, which are included in accounts receivable on the condensed consolidated balance sheets.
Leases
The Company leases or has leased certain properties, facilities, vehicles, and aircraft for its operations under various lease arrangements with entities owned or controlled by the Founders. Lease expenses associated with various operating lease arrangements with entities owned or controlled by the Founders were $0.4 million and $1 million for the three and nine months ended September 30, 2026, respectively, and were $1 million and $4 million for the three and nine months ended September 30, 2025, respectively, which are included in direct operating costs or selling, general and administrative expenses on the condensed consolidated statements of operations. At
September 30, 2026, the Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Founders of $12 million and $12 million, respectively. At
December 31, 2025, the Company had operating lease right of use assets and operating lease liabilities under lease arrangements with entities owned or controlled by the Founders of $6 million and $6 million, respectively.
The Company recognized variable lease expense, short-term rental expense, and other miscellaneous expenses, which are included in direct operating costs or selling, general and administrative expenses on the condensed consolidated statements of operations, of $1 million and $2 million for the three and nine months ended September
30, 2026, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2025, respectively, primarily relating to certain leases and short-term rentals from entities owned or controlled by the
Founders.
During the three and nine months ended September 30, 2026, the Company made payments of $1 million and
$3 million under property finance lease arrangements with entities owned or controlled by the Founders, respectively. During the three and nine months ended September 30, 2025, the Company made payments of $2 million and $3 million under property finance lease arrangements with entities owned or controlled by the Founders, respectively. At September 30, 2026 and December 31, 2025, the Company had finance lease liabilities under finance lease arrangements with entities owned or controlled by the Founders of $49 million and $29 million, respectively.
Purchases of rental equipment, parts, supplies and other
During the three and nine months ended September 30, 2025, the Company purchased less than $0.1 million and $22 million, respectively, of equipment previously enrolled in the OWN Program from entities owned or controlled by the Founders. The equipment purchased was added to the Company’s rental fleet, and is included in rental equipment, net, on the condensed consolidated balance sheets. During the three and nine months ended
September 30, 2026, there were no purchases of equipment previously enrolled in the OWN Program from entities owned or controlled by the Founders.
The Company also purchased containers and vehicles for approximately zero and $5 million during the three and nine months ended September 30, 2025, respectively, and other miscellaneous equipment, parts and supplies for
$0.3 million and $0.5 million, during the three and nine months ended September 30, 2025, respectively, from an entity owned or controlled by the Founders. The containers and vehicles purchased were added to the Company’s rental equipment and are included in rental equipment, net on the consolidated balance sheets.
Purchases of property and other fixed assets
During the three and nine months ended September 30, 2026, there were less than $0.1 million construction services provided to the Company by entities owned or controlled by the Founders. During the three and nine months ended September 30, 2025, entities owned or controlled by the Founders provided construction services to

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
the Company in the amounts of less than $0.1 million and $0.4 million, respectively, which were capitalized to property and other fixed assets.
Accounts payable
At September 30, 2026 and December 31, 2025, amounts due to entities owned or controlled by the Founders were $0.1 million and $0.1 million, respectively, which are included in accounts payable on the condensed consolidated balance sheets.
Cash equivalents
As of September 30, 2026 and December 31, 2025, the Company had an aggregate of $21 million and $21 million, respectively, on deposit in a money market account with a financial institution in which the Founders have an ownership interest, which is included in cash and cash equivalents on the condensed consolidated balance sheets.
For the three and nine months ended September 30, 2026, the funds on deposit earned interest income of $0.2 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2025 the funds on deposit earned interest income of $0.2 million and $0.4 million, respectively, which is included in other income, net on the condensed consolidated statements of operations.
The Company does not provide any financial support or guarantee any debt of the related party entities involved in the transactions described above.
15.FAIR VALUE MEASUREMENTS AND OTHER
The fair value measurements relating to cash equivalents and short-term investments (included in other current assets) are categorized in the fair value hierarchy as follows (in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$43	$–	$–	$43
Short-term investments:
Mutual funds ...........................................................	6	–	–	6
Equity securities .....................................................	51	6	–	57
Common stocks ......................................................	6	–	–	6
Corporate bonds ......................................................	–	23	–	23
U.S. government bonds ..........................................	2	1	–	3
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$108	$31	$–	$139

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents ..........................................................	$62	$–	$–	$62
Short-term investments:
Mutual funds ...........................................................	5	–	–	5
Equity securities .....................................................	30	2	–	32
Common stocks ......................................................	5	–	–	5
Corporate bonds ......................................................	–	9	–	9
U.S. government bonds ..........................................	25	1	–	26
Real estate investment trust ....................................	–	1	–	1
Total .............................................................................	$127	$13	$–	$140

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The carrying amounts presented on the condensed consolidated balance sheets for accounts receivable, accounts payable, and other liabilities approximate their fair values due to the short-term maturity of these financial instruments.
The fair value of the Company’s ABL facility approximates its book value as of September 30, 2026 and
December 31, 2025, as its benchmark interest rate resets monthly and its contractual credit spread approximates market spreads for comparable borrowings. The aggregate fair value of the Company’s senior secured second lien notes which are categorized in Level 2 of the fair value hierarchy, is estimated based on observable inputs other than quoted prices in active markets and approximated $3,421 million and $2,237 million as of September 30, 2026 and
December 31, 2025, respectively.
Investments in equity securities in which the Company does not have significant influence of $33 million and
$29 million as of September 30, 2026 and December 31, 2025, respectively, are carried at cost under the measurement alternative for equity investments that do not have readily determinable fair values. Investments in equity securities in which the Company has significant influence, but not control, of $31 million and $30 million as of September 30, 2026 and December 31, 2025, respectively, are carried under the equity method. These amounts are reported as Investments in non-consolidated affiliates on the accompanying condensed consolidated balance sheets.
The Company recognized $1 million and $8 million of realized and unrealized gains on short-term investments and investments in non-consolidated affiliates during the three and nine months ended September 30, 2026, respectively, and the Company recognized $19 million and $24 million of realized and unrealized gains on short-
term investments and investments in non-consolidated affiliates during the three and nine months ended September
30, 2025, respectively, which are included in other income, net on the condensed consolidated statements of operations. Of the realized and unrealized gains recognized for the nine months ended September 30, 2025,
$8 million relates to a remeasurement of the Company’s previously held 49.9% ownership interest in a non-
consolidated affiliate due to a change in control, and $8 million related to an investment in an equity security that was carried at cost under the measurement alternative under ASC Topic 321, Investments - Equity Securities and for which the Company identified an observable price change resulting in the remeasurement of the equity security to fair value, and are included in other within the net cash used in operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2025.
The Company recognized $1 million and $5 million of interest income from interest bearing cash and money market accounts during the three and nine months ended September 30, 2026, respectively, and $2 million and $5 million during the three and nine months ended September 30, 2025, respectively, which are included in other income, net on the condensed consolidated statements of operations.
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
Building Materials and Hardware Retail Stores
During the nine months ended September 30, 2026, the Company, through its wholly owned subsidiaries, entered into five separate purchase agreements to acquire substantially all of the business operations of seven building supplies, lumber, and hardware retail stores for an aggregate purchase price of $5 million, of which $4 million has been paid as of September 30, 2026. The purchase price was preliminarily allocated to the estimated fair value of receivables, inventories, and other assets and liabilities acquired as of their respective acquisition dates of
$5 million. No goodwill resulted from these transactions. Assuming the acquisition of these businesses were consummated as of January 1, 2025, the pro forma effect on revenue and earnings are not material to the condensed consolidated financial statements.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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
The Morey Corporation
Prior to 2022, the Company acquired a 49.9% noncontrolling ownership interest in Morey, a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-
based access control keypads. The Company installs telematics tracker devices and access control keypads on its rental equipment, as well as equipment owned by third-parties who purchase SaaS subscriptions to the Company’s
T3 platform. On September 19, 2025, the Company entered into a stock purchase agreement to acquire 218,492 shares of common stock of Morey, representing fifty and one-tenths percent (50.1%) of the outstanding ownership interest in Morey. The estimated acquisition-date fair value of the purchase price for the 50.1% controlling ownership interest in Morey was $33 million, including: (i) cash of $11 million, plus (ii) the issuance of 533,333 shares of the Company’s common shares with an acquisition-date estimated fair value of $9 million, plus (iii) the repayment of $13 million of debt owed by Morey at closing.
Pursuant to the accounting guidance under Topic 805 in connection with a business combination achieved in stages, the Company used a provisional estimate of Morey’s equity value to remeasure its previously held 49.9%
noncontrolling ownership interest in Morey from $14 million to its acquisition-date estimated fair value of
$22 million, recognizing a gain of $8 million, included in other income, net on the accompanying consolidated statements of net income for the three and nine months ended September 30, 2025. The Company measured the previously held interest based upon the acquisition price of the remaining 50.1% interest acquired, inclusive of a control premium consideration. The transaction resulted in Morey becoming a wholly-owned subsidiary of the
Company. As of September 30, 2026, the purchase price accounting for the Morey acquisition has been finalized, and there were no material measurement period adjustments.
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
On July 23, 2026, a putative securities class action was filed in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers and directors, and the underwriters of the Company's IPO. The complaint asserts claims under Sections 11 and 15 of the Securities Act and Sections 10(b)
and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint generally alleges that certain of the Company's public disclosures, including disclosures contained in the registration statement for the Company's
IPO and subsequent public statements, were materially false or misleading or omitted material information concerning certain related-party transactions and related matters. The complaint seeks, among other relief, compensatory damages, interest, attorneys fees and costs, and other unspecified relief. The Company believes these claims are without merit and intends to defend against the action vigorously. This litigation is in its preliminary stages, and no defendant has yet filed a responsive pleading. Because the matter is at an early stage, the Company cannot reasonably estimate a possible loss or range of loss, if any, associated with this proceeding.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
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

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The following table presents information about reportable segments (in millions):

	Three Months Ended September 30, 2026
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$1,107	$–	$–	$1,107
Equipment sales .............................................................	–	294	–	294
Telematics ......................................................................	6	–	30	36
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	31	31
Total revenues ................................................................	$1,113	$294	$61	$1,468
Significant expenses:
Segment cost of revenues .........................................	352	243	43
Segment selling, general and administrative expenses .................................................................	270	7	24
Segment Adjusted EBITDA ........................................	$491	$44	$(6)	$529

	Three Months Ended September 30, 2025
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$742	$–	$–	$742
Equipment sales .............................................................	–	167	–	167
Telematics ......................................................................	4	–	11	15
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	21	21
Total revenues ................................................................	$746	$167	$32	$945
Significant expenses:
Segment cost of revenues .........................................	213	130	19
Segment selling, general and administrative expenses .................................................................	209	7	15
Segment Adjusted EBITDA ........................................	$324	$30	$(2)	$352

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Nine Months Ended September 30, 2026
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$2,770	$–	$–	$2,770
Equipment sales .............................................................	–	955	–	955
Telematics ......................................................................	15	–	86	101
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	79	79
Total revenues ................................................................	$2,785	$955	$165	$3,905
Significant expenses:
Segment cost of revenues .........................................	838	783	106
Segment selling, general and administrative expenses .................................................................	743	22	67
Segment Adjusted EBITDA ........................................	$1,204	$150	$(8)	$1,346

	Nine Months Ended September 30, 2025
	Equipment Rental
	and Services	Equipment
	Operations	Sales	All Other	Total
Equipment rental, parts, supplies and services ...............	$1,942	$–	$–	$1,942
Equipment sales .............................................................	–	790	–	790
Telematics ......................................................................	11	–	24	35
Sales of building materials, small tools, and hardware supplies .......................................................................	–	–	41	41
Total revenues ................................................................	$1,953	$790	$65	$2,808
Significant expenses:
Segment cost of revenues .........................................	554	654	38
Segment selling, general and administrative expenses .................................................................	592	21	38
Segment Adjusted EBITDA ........................................	$807	$115	$(11)	$911

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
The following table reconciles total Segment Adjusted EBITDA to income before income taxes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA ................................	$529	$352	$1,346	$911
Equipment operating lease expense ....................	(6)	(7)	(18)	(19)
OWN Program payouts .......................................	(254)	(185)	(704)	(512)
Depreciation expense on rental equipment .........	(100)	(79)	(272)	(218)
Depreciation expense on property and other fixed assets ......................................................	(16)	(11)	(43)	(29)
Amortization expense on capitalized software and intangible assets ........................................	(9)	(6)	(26)	(14)
Stock-based compensation expense ....................	(27)	–	(71)	–
Interest expense ...................................................	(88)	(75)	(231)	(207)
Other income, net ................................................	7	26	27	40
Income (loss) before income taxes ......................	$36	$15	$8	$(48)
The following table presents information about identified assets by reportable segment (in millions):

	September 30, 2026	December 31, 2025
Segment identified assets:
Equipment Rental and Service Operations .....................................	$5,521	$3,948
Equipment Sales ..............................................................................	142	160
All Other .........................................................................................	319	274
Shared Resources ............................................................................	1,866	1,605
Total assets ......................................................................................	$7,848	$5,987
The following table presents information about cash flows from investing activities by reportable segment (in millions):

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	Equipment		Equipment
	Rental and		Rental and
	Services	Equipment	Services	Equipment
	Operations	Sales	Operations	Sales
Cash flows from investing activities:
Purchases of rental equipment ................	$(1,839)	$–	$(1,297)	$–
Proceeds from sale of rental equipment ..	–	715	–	604
19.EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method as the Company’s convertible preferred stock is considered a participating security because these shares participate in dividends on an as-converted basis with common stock, and for the three and nine months ended September 30, 2026, the Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. On January 26, 2026, concurrent with the IPO, all outstanding shares of the Company’s convertible preferred stock were converted into
Class A common stock and all shares of Class A common stock then held by the Founders were exchanged into an equivalent number of shares of Class B common stock. Income and losses are shared pro-rata between the two classes of common stock. The two-class method requires an allocation of earnings to all classes of common stock

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited
and participating securities. Net income (loss) attributable to common shareholders is calculated by net income
(loss) less dividends accreted on perpetual preferred stock. Basic earnings per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. The participating securities are not required to participate in the losses of the Company and, therefore, during periods of loss there is no allocation required under the two-class method between common and participating securities. The Company calculated diluted earnings per share using the more dilutive of either the two-class, if-
converted method or the treasury stock method. For the periods presented the two-class, if-converted method and the treasury stock method yielded the same result. Diluted earnings per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following tables set forth the computation of basic and diluted earnings per common share (in millions):

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Common Stock
Basic earnings per common share:
Allocation of net income ..................................................................	$17	$3	$6
Less: Deemed dividends on perpetual preferred stock ....................	(9)	(2)	(11)
Net income attributable to common shareholders ...........................	8	1	(5)
Weighted average common shares outstanding - Basic ...................	216	38	78
Basic earnings per common share ...................................................	$0.03	$0.03	$(0.06)

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Common Stock
Diluted earnings per common share:
Allocation of net income ..................................................................	$17	$3	$6
Less: Deemed dividends on perpetual preferred stock ....................	(9)	(2)	(11)
Net income attributable to common shareholders ...........................	8	1	(5)
Weighted average common shares outstanding - Diluted................	222	38	78
Diluted earnings per common share ................................................	$0.03	$0.03	$(0.06)
Figures in the tables may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
For the three months ended September 30, 2026 and 2025, 684,419 and 37,230, RSUs, respectively, were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect. For the three months ended September 30, 2026, 6,485,862 shares related to the IPO Founders Awards were excluded from the calculation of diluted earnings per share as a result of their anti-dilutive effect. For the three months ended
September 30, 2025, 6,680,610 employee stock options were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect. In addition, convertible preferred shares of zero and 141,989,676, which are considered participating securities, were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2026 and 2025, respectively, as a result of their anti-dilutive effect.

EQUIPMENTSHARE.COM INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unaudited

	Nine Months Ended September 30,
	2026		2025
	Class A	Class B	Common Stock
Basic and diluted earnings per common share:
Allocation of net income (loss) ........................................................	$8	$2	$(25)
Less: Deemed dividends on perpetual preferred stock ....................	(22)	(4)	(26)
Net loss attributable to common shareholders .................................	(14)	(2)	(51)
Weighted average common shares outstanding - basic and diluted	203	34	78
Basic and diluted loss per common share ........................................	$(0.07)	$(0.07)	$(0.66)
Figures in the table may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.
For the nine months ended September 30, 2026 and 2025, 6,796,222 and 6,843,238 employee stock options, respectively, and 96,142 and 46,029 RSUs, respectively, were excluded from the calculation of diluted earnings per share, as a result of their anti-dilutive effect. In addition, convertible preferred shares of 13,002,718 and
141,989,676, which are considered participating securities, were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2026 and 2025, respectively, as a result of their anti-dilutive effect. IPO Founders Awards of 5,891,919 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2026, as a result of their anti-dilutive effect.

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
We are one of the largest and fastest-growing equipment rental providers in the U.S. based on revenue. As of
September 30, 2026, we operated 408 full-service branch locations, 9 standalone dealership sites, and 31 building materials and hardware retail stores across 45 states, with a diversified managed fleet portfolio of more than 302,000 pieces of equipment and approximately 430,000 trackers operating on our T3 platform. As of September 30, 2026, we had 9,734 employees who support us in solving industry inefficiencies by providing smart jobsite technology, as well as operating our equipment rental and retail and service centers.
Our rental fleet, including support vehicles and trailers, consists of equipment that we (i) own, (ii) lease as lessee under operating lease arrangements with third-party lessors such as an Original Equipment Manufacturer
(“OEM”) and financial institutions, or (iii) lease as lessee under our OWN Program. As of September 30, 2026,
208,390 pieces of equipment were owned by us; 997 pieces of equipment were leased by us as a lessee under operating lease arrangements with third parties such as OEMs and financial institutions; and 93,478 pieces of equipment were leased by us as lessee, and rented by us to our customers, under our OWN Program. Leased equipment refers to equipment subject to operating lease contracts with third parties such as OEMs and financial institutions in which we have contracted use of the equipment for a defined period. OWN Program equipment refers to equipment sold to OWN Program participants and subsequently leased back and operated by us under the OWN
Program lease and revenue-sharing structure. Both leased and OWN Program equipment are part of our equipment under management.
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
Geographic and Fleet Expansion
Our geographic expansion of full-service equipment rental branch locations, and the corresponding increase in total equipment rental fleet size as we supply new branch locations, is one of the primary factors affecting our results. The additional branch locations and rental fleet, combined with equipment sales, were the primary drivers for total revenue increasing from $945 million for the three months ended September 30, 2025 to $1,468 million for the three months ended September 30, 2026, or at a growth rate of 55.3%, and $2,808 million for the nine months ended September 30, 2025 to $3,905 million for the nine months ended September 30, 2026, or at a growth rate of
39%.
In line with customer demand and our growth strategy, we have increased the number of full-service equipment rental branch locations from 342 as of September 30, 2025 to 408 as of September 30, 2026, an increase of 66 new full-service equipment rental branch locations. In conjunction with the opening of these new full-service equipment rental branch locations, we incurred $168 million and $186 million of new market start-up costs during the nine months ended September 30, 2026 and 2025, respectively.
We correspondingly increased our fleet size from 235,044 units of equipment under management as of
September 30, 2025 to 302,865 as of September 30, 2026, reflecting the growth in original equipment cost (“OEC”)
under management, which includes equipment we own and rent to customers, as well as equipment owned by third parties and leased by us, as lessee through our OWN Program, and rented to our customers, from $8,053 million as of September 30, 2025 to $10,663 million as of September 30, 2026, or an increase of 32%.
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
Revenue earned from equipment that is in the OWN Program has no depreciation expense or interest expense for us because we do not own, and therefore do not finance, such equipment. Thus, we have been able to implement this portion of our managed fleet growth without incurring additional debt. When rental equipment is enrolled in the
OWN Program, rather than purchased and owned by us, we incur lease expense in the form of OWN Program payouts, which are recorded as cost of revenues, instead of depreciation expense and interest expense associated with rental equipment that is purchased. OWN Program payouts were $254 million and $185 million for the three months ended September 30, 2026 and 2025, respectively, $704 million and $512 million for the nine months ended
September 30, 2026 and 2025, respectively. This expansion increases cost of revenues (before depreciation expense)
and decreases depreciation expense and interest expense, which affects gross profit (before depreciation expense),
EBITDA (which we define and calculate as net income before interest expense, income taxes, depreciation expense and amortization expense, and non-cash stock compensation expense), and EBITDA margins. We expect to further increase our usage of the OWN Program, which will increase OWN Program payouts in cost of revenues and reduce gross profit (before depreciation) and EBITDA margins, as compared to rental equipment that is purchased and placed in our rental fleet. In addition, OWN Program payouts plus depreciation have grown at a faster rate than the growth of revenue. Total equipment rental fleet OEC under our management increased $2,610 million, or 32%, from
$8,053 million as of September 30, 2025 to $10,663 million as of September 30, 2026. The total equipment rental fleet OEC enrolled in the OWN Program grew by $1,605 million, or 39%, Company-owned equipment rental fleet
OEC grew by $1,049 million, or 28%, and the equipment rental fleet OEC under operating leases decreased by $44 million during the same period. During the nine months ended September 30, 2026, OWN Program payouts increased 38% compared to the nine months ended September 30, 2025; of that increase, 40% was attributed to the growth of the average equipment rental fleet OEC enrolled in the OWN Program. Because the OWN Program payouts are variable and primarily based on the amount of rental revenue generated by the applicable equipment during the period, changes in demand from our customers for specific types of rental equipment affects the amount of equipment rental and related services revenue generated.

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

Equipment Sales
We have established a retail process to sell new and used equipment as a recurring part of our business. In addition, we sell equipment assets to third parties, including third parties who have financed equipment purchases through the issuance of ABS, and allow the customer to place the equipment in our OWN Program to be rented to our customers. We sell new and used equipment through a variety of channels, including retail sales to customers, sales to wholesalers, brokered sales, and auctions. We generate revenue from the sale of new and used equipment, which we present net of sales and other tax amounts collected from customers and remitted to government authorities. When we act as agent in connection with the sale of new equipment to, for example, a contractor or an
OWN Program participant, among other reasons, we present revenue from the sale of such equipment net in our consolidated statements of net income. When we are the principal in the transaction, we present revenue from the sale of equipment on a gross basis, with sales revenue included in equipment sales revenue and the related cost of revenues included in equipment sales cost of revenues in our consolidated statements of net income.
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

Results of Operations
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$985	$672	$313	47%
Equipment sales ..................................................	294	167	127	76%
Equipment parts and supplies and services .........	122	70	52	74%
Platform revenue:
Telematics ......................................................	36	15	21	140%
Other ...............................................................	31	21	10	48%
Total revenue ....................................................	1,468	945	523	55%
Cost of revenues
Direct operating costs ..........................................	358	220	138	63%
OWN Program payouts .......................................	254	185	69	37%
Equipment sales cost of revenues .......................	243	130	113	87%
Platform expense .................................................	43	19	24	126%
Depreciation and amortization ............................	108	85	23	27%
Total cost of revenues ......................................	1,006	639	367	57%
Gross profit .......................................................	462	306	156	51%
Selling, general and administrative expenses .....	345	242	103	43%
Operating income ..............................................	117	64	53	83%
Other income (expense):
Interest expense ...................................................	(88)	(75)	(13)	17%
Other income, net ................................................	7	26	(19)	(73)%
Total other expense, net ...................................	(81)	(49)	(32)	65%
Income before income taxes ...............................	36	15	21	140%
Provision for income taxes ..................................	16	9	7	78%
Net income .........................................................	$20	$6	$14	233%
Total revenue. Our revenue was $1,468 million for the three months ended September 30, 2026, compared to
$945 million for the three months ended September 30, 2025, an increase of $523 million, or 55%. Our four sources of revenues over the period are further discussed below:
Equipment rental and related services. Equipment rental and related services revenue accounted for 67% of our revenue for the three months ended September 30, 2026, compared to 71% of our revenue for the three months ended September 30, 2025. Our equipment rental revenue and related services was $985 million for the three months ended September 30, 2026, compared to $672 million for the three months ended September 30, 2025, an increase of
$313 million, or 47%. Approximately $215 million of the increase in equipment rental and related services revenue is driven by an increase in construction demand in the U.S., our strategy to increase our geographical presence, and value afforded to our customers from our T3 platform. Accordingly, we increased the number of our full-service equipment rental branch locations from 342 as of September 30, 2025 to 408 as of September 30, 2026. In addition, we grew our fleet OEC under management from $8,053 million as of September 30, 2025 to $10,663 million as of
September 30, 2026, and increased the size of our fleet from 235,044 units to 302,865 units of equipment under management as of September 30, 2025 and 2026, respectively. Changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $98 million.

Equipment sales. Equipment sales revenue accounted for 20% of our revenue for the three months ended
September 30, 2026, compared to 18% of our revenue for the three months ended September 30, 2025. Equipment sales revenue was $294 million for the three months ended September 30, 2026, compared to $167 million for the three months ended September 30, 2025, an increase of $127 million, or 76%. The change was primarily due to our disciplined and selective equipment sales into the OWN Program, resulting in an increase of $139 million in sales of construction equipment to existing and new participants in our OWN Program, partially offset by a decrease of $12 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our
OWN Program, transactions with OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. We have experienced strong interest from participants in the OWN Program for construction equipment enabled by T3, as owners get real-time data on usage, health, and performance of the machines rented exclusively by EquipmentShare and re-rented to our customers. The OWN Program has allowed us to scale the fleet OEC under our management in order to meet customer demand for construction equipment enabled by T3.
Equipment parts and supplies and services. Equipment parts and supplies and services revenue accounted for
8% of our revenue for the three months ended September 30, 2026, compared to 7% for the three months ended
September 30, 2025. Equipment parts and supplies and services revenue was $122 million for the three months ended September 30, 2026, compared to $70 million for the three months ended September 30, 2025, an increase of
$52 million, or 74%. This increase was primarily due to our expansion into new markets, resulting in additional full-
service branch locations added to our nationwide network, which increased from 342 locations as of September 30,
2025 to 408 locations as of September 30, 2026. Equipment parts and supplies and services revenue increased $31 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and $21 million from new branch locations open less than 24 months as a result of the addition of 66 full-service branch locations.
Platform revenue. Platform revenue accounted for 5% of our revenue for the three months ended September 30,
2026, compared to 4% of our revenue for the three months ended September 30, 2025. Platform revenue from telematics was $36 million for the three months ended September 30, 2026, compared to $15 million for the three months ended September 30, 2025, an increase of $21 million or 140%. This increase was primarily due to an increase in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interests in The Morey Corporation (“Morey”), a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads.
Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was $31 million for the three months ended September 30, 2026, compared to
$21 million for the three months ended September 30, 2025, an increase of $10 million primarily attributable to the addition of 9 building materials and hardware retail stores.
Cost of revenues. Cost of revenues was $1,006 million for the three months ended September 30, 2026, compared to $639 million for the three months ended September 30, 2025, an increase of $367 million, or 57%. Our sources of cost of revenues over the period are further discussed below:
Direct operating costs. Direct operating costs were $358 million for the three months ended September 30,
2026, compared to $220 million for the three months ended September 30, 2025, an increase of $138 million, or
63%. The increase in direct operating costs is primarily due to the expansion of our footprint through the addition of
66 full-service branch locations, which increased from 342 locations as of September 30, 2025 to 408 locations, and the increase of the rental fleet under our management as of September 30, 2026. The additional operating locations and rental fleet under our management drove increases in wages and related benefits of $23 million, and logistics, maintenance, and other site operating costs of $117 million.
OWN Program payouts. OWN Program payouts were $254 million for the three months ended September 30,
2026 compared to $185 million for the three months ended September 30, 2025, an increase of $69 million, or 37%.
Approximately $74 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $4,037 million in 2025 to $5,636 million in 2026, or 40%. Changes in demand for specific types of rental equipment and the mix of equipment rented partially offset the increase in
OWN program payouts by $5 million.
Equipment sales cost of revenues. Equipment sales cost of revenues was $243 million for the three months ended September 30, 2026, compared to $130 million for the three months ended September 30, 2025, an increase of
$113 million, or 87%. This increase was primarily due to a $124 million increase in equipment sales cost of revenues associated with sales to existing and new participants in the OWN Program, partially offset by a $11 million decrease in equipment sales cost of revenues resulting from lower equipment sales to contractors and other end users.
Platform expense. Platform expense was $43 million for the three months ended September 30, 2026, compared to $19 million for the three months ended September 30, 2025, an increase of $24 million or 126%. This increase was primarily attributed to the addition of 9 hardware retail stores and the acquisition of Morey in September 2025.
Depreciation and amortization. Depreciation and amortization accounted for 11% of our cost of revenues for the three months ended September 30, 2026, compared to 13% of our cost of revenues for the three months ended
September 30, 2025. Depreciation and amortization was $108 million for the three months ended September 30,
2026, compared to $85 million for the three months ended September 30, 2025, an increase of $23 million, or 27%.
This increase was primarily due to a $20 million increase in depreciable equipment expense on rental equipment due to an increase in the size of our fleet and in average cost of owned equipment in our rental equipment, and a $2 million increase in amortization expense on capitalized software due to an increase in average capitalized costs related to the continued development of our T3 platform.
Selling, general and administrative expenses. Selling, general and administrative expenses were $345 million for the three months ended September 30, 2026, compared to $242 million for the three months ended September
30, 2025, an increase of $103 million, or 43%. The increases in selling, general and administrative expenses were primarily attributed to our expansion of full-service branch locations and growth strategy. To support our expansion, we hired 545 additional staff resulting in an increase of $36 million in selling, general and administrative expense associated with higher payroll, benefits and travel costs. Our expansion of full-service locations also resulted in higher facilities and non-rental vehicles lease expense and associated costs of $13 million. The growth of our business and expansion of our full-service branch locations also increased administrative costs such as insurance, legal, professional expenses and non-income based taxes by $9 million and other miscellaneous administrative expenses by $19 million. Additionally, increased stock-based compensation expense of $26 million was recorded primarily for the IPO Founders Awards for the three months ended September 30, 2026.
Interest expense. Interest expense was $88 million for the three months ended September 30, 2026, compared to
$75 million for the three months ended September 30, 2025, an increase of $13 million, or 17%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, partially offset by lower average interest rates under our asset-based revolving credit facilities.
Total other expense, net. Total other expense, net was $81 million for the three months ended September 30,
2026, compared to $49 million for the three months ended September 30, 2025. The increase in interest expense of
$13 million for the three months ended September 30, 2026, compared to the three months ended September 30,
2025, was the result of our higher average outstanding borrowing for the three months ended September 30, 2026, and as a result of lower miscellaneous income of $19 million due to higher realized and unrealized net gains on investments in the prior year.
Provision for income taxes. The provision for income taxes was $16 million for the three months ended
September 30, 2026, compared to a provision for income taxes of $9 million for the three months ended September
30, 2025, an increase in income tax expense of $7 million, or 78%. The change in income tax expense is primarily due to an increase in operating income to $117 million for the three months ended September 30, 2026, as compared to operating income of $64 million for the three months ended September 30, 2025, applying the estimated annual effective tax rate for each period that reflects the expected full-year income and related tax expense. Differences between applicable federal and state statutory tax rates and the effective income tax rates for the income tax provision recorded by us are primarily due to the Section 162(m) limitation and other nondeductible expenses,

discrete excess tax benefits from stock-based compensation, and the Texas franchise tax, offset by research and development tax credits.
Net Income. Net income increased by $14 million to $20 million for the three months ended September 30,
2026, as compared to net income of $6 million for the three months ended September 30, 2025, due to $53 million of higher operating income, partially offset by $32 million of higher total other expense, net and $7 million of higher income tax provision.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in millions)
Revenues
Equipment rental and related services ................	$2,483	$1,744	$739	42%
Equipment sales ..................................................	955	790	165	21%
Equipment parts and supplies and services .........	287	198	89	45%
Platform revenue:
Telematics ......................................................	101	35	66	189%
Other ...............................................................	79	41	38	93%
Total revenue ....................................................	3,905	2,808	1,097	39%
Cost of revenues
Direct operating costs ..........................................	856	572	284	50%
OWN Program payouts .......................................	704	512	192	38%
Equipment sales cost of revenues .......................	783	654	129	20%
Platform expense .................................................	106	38	68	179%
Depreciation and amortization ............................	296	233	63	27%
Total cost of revenues ......................................	2,745	2,009	736	37%
Gross profit .......................................................	1,160	799	361	45%
Selling, general and administrative expenses .....	948	680	268	39%
Operating income ..............................................	212	119	93	78%
Other income (expense):
Interest expense ...................................................	(231)	(207)	(24)	12%
Other income, net ................................................	27	40	(13)	(33)%
Total other expense, net ...................................	(204)	(167)	(37)	22%
Income (loss) before income taxes ......................	8	(48)	56	(117)%
Benefit from income taxes ..................................	(2)	(23)	21	(91)%
Net income (loss) ................................................	$10	$(25)	$35	(140)%
Total revenue. Our revenue was $3,905 million for the nine months ended September 30, 2026, compared to
$2,808 million for the nine months ended September 30, 2025, an increase of $1,097 million, or 39%. Our four sources of revenues over the period are further discussed below:
Equipment rental and related services. Equipment rental and related services revenue accounted for 64% of our revenue for the nine months ended September 30, 2026, compared to 62% of our revenue for the nine months ended
September 30, 2025. Our equipment rental and related services revenue was $2,483 million for the nine months ended September 30, 2026, compared to $1,744 million for the nine months ended September 30, 2025, an increase of $739 million, or 42%. Approximately $558 million of the increase in equipment rental and related services revenue is driven by an increase in construction demand in the U.S., our strategy to increase our geographical presence, and value afforded our customers from our T3 platform. Accordingly, we increased the number of our full-

service equipment rental branch locations from 342 as of September 30, 2025 to 408 as of September 30, 2026. In
addition, we grew our rental fleet OEC under management from $8,053 million as of September 30, 2025 to $10,663 million as of September 30, 2026, and increased the size of our rental fleet from 235,044 units to 302,865 units of equipment under management as of September 30, 2025 and 2026, respectively. Changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $181 million.
Equipment sales. Equipment sales revenue accounted for 24% of our revenue for the nine months ended
September 30, 2026, compared to 28% of our revenue for the nine months ended September 30, 2025. Equipment sales revenue was $955 million for the nine months ended September 30, 2026, compared to $790 million for the nine months ended September 30, 2025, an increase of $165 million, or 21%. The change was primarily due to an increase of $158 million in sales of construction equipment to existing and new participants in our OWN Program, including third parties who have financed equipment purchases through the issuance of ABS, and an increase of $7 million in the sale of new and used equipment to contractors and other end users. As we increase the size of our
OWN Program, transactions with OWN Program participants may result in a higher percentage of our revenue being attributable to an OWN Program participant for the period during which one or more equipment sale transactions with such party occurred. We have experienced strong interest from participants in the OWN Program for construction equipment enabled by T3, as owners get real-time data on usage, health, and performance of the machines rented exclusively by EquipmentShare and re-rented to our customers. The OWN Program has allowed us to scale the fleet OEC under our management in order to meet customer demand for construction equipment enabled by T3.
Equipment parts and supplies and services. Equipment parts and supplies and services revenue accounted for
7% of our revenue for the nine months ended September 30, 2026, compared to 7% for the nine months ended
September 30, 2025. Equipment parts and supplies and services revenue was $287 million for the nine months ended
September 30, 2026, compared to $198 million for the nine months ended September 30, 2025, an increase of $89 million, or 45%. This increase was primarily due to our expansion into new markets, resulting in additional full-
service branch locations added to our nationwide network, which increased from 342 locations as of September 30,
2025 to 408 locations as of September 30, 2026. Equipment parts and supplies and services revenue increased $47 million from mature branch locations primarily attributed to the expansion of our product and service offering in mature branch locations, and $42 million from new branch locations open less than 24 months as a result of the addition of 66 full-service branch locations.
Platform revenue. Platform revenue accounted for 5% of our revenue for the nine months ended September 30,
2026, compared to 3% of our revenue for the nine months ended September 30, 2025. Platform revenue from telematics was $101 million for the nine months ended September 30, 2026, compared to $35 million for the nine months ended September 30, 2025, an increase of $66 million, or 189%. This increase was primarily due to an increase in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interests in Morey, a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads. Platform revenue from the sale of construction materials, building supplies, and hardware across our building materials and hardware retail stores was
$79 million for the nine months ended September 30, 2026, compared to $41 million for the nine months ended
September 30, 2025, an increase of $38 million primarily attributable to the addition of 9 building materials and hardware retail stores.
Cost of revenues. Cost of revenues was $2,745 million for the nine months ended September 30, 2026, compared to $2,009 million for the nine months ended September 30, 2025, an increase of $736 million, or 37%.
Direct operating costs. Direct operating costs were $856 million for the nine months ended September 30, 2026, compared to $572 million for the nine months ended September 30, 2025, an increase of $284 million, or 50%. The increase in direct operating costs is primarily due to the expansion of our footprint through the addition of 66 full-
service branch locations, which increased from 342 locations as of September 30, 2025 to 408 locations, and the increase of the rental fleet under our management as of September 30, 2026. The additional operating locations and rental fleet under our management drove increases in wages and related benefits of $67 million, and logistics, maintenance, and other site operating costs of $218 million.

OWN Program payouts. OWN Program payouts were $704 million for the nine months ended September 30,
2026 compared to $512 million for the nine months ended September 30, 2025, an increase of $192 million, or 38%.
Approximately $205 million of the increase is attributed to the growth of the average fleet OEC under management enrolled in the OWN Program, which grew from $3,766 million in 2025 to $5,285 million in 2026, or 40%. Changes in demand for specific types of rental equipment and the mix of equipment rented partially offset the increase in
OWN program payouts by $13 million.
Equipment sales cost of revenues. Equipment sales cost of revenues was $783 million for the nine months ended
September 30, 2026, compared to $654 million for the nine months ended September 30, 2025, an increase of $129 million, or 20%. This increase was primarily due to an increase of $119 million in equipment sales cost of revenues for sales to existing and new participants in the OWN Program and $10 million in equipment sales to contractors and other end users primarily due to our ability to reach a greater customer base through our expansion of full-
service branch locations, which increased from 342 as of September 30, 2025 to 408 as of September 30, 2026.
Platform expense. Platform expense was $106 million for the nine months ended September 30, 2026, compared to $38 million for the nine months ended September 30, 2025, an increase of $68 million or 179%. This increase was primarily attributed to the addition of 9 hardware retail stores and the acquisition of Morey in
September 2025.
Depreciation and amortization. Depreciation and amortization accounted for 11% of our cost of revenues for the nine months ended September 30, 2026, compared to 12% of our cost of revenues for the nine months ended
September 30, 2025. Depreciation and amortization was $296 million for the nine months ended September 30,
2026, compared to $233 million for the nine months ended September 30, 2025, an increase of $63 million, or 27%.
This increase was primarily due to a $54 million increase in depreciable equipment expense on rental equipment due to an increase in the size of our fleet and in average cost of owned equipment in our rental equipment, and a $7 million increase in amortization expense on capitalized software due to an increase in average capitalized costs related to the continued development of our T3 platform.
Selling, general and administrative expenses. Selling, general and administrative expenses were $948 million for the nine months ended September 30, 2026, compared to $680 million for the nine months ended September 30,
2025, an increase of $268 million, or 39%. The increases in selling, general and administrative expenses were primarily attributed to our expansion of full-service branch locations and growth strategy. To support our expansion, we hired approximately 2,034 additional staff resulting in an increase of $97 million in selling, general and administrative expense associated with higher payroll, benefits and travel costs. Our expansion of full-service locations also resulted in higher facilities and non-rental vehicles lease expense and associated costs of $35 million.
The growth of our business and expansion of our full-service branch locations also increased administrative costs such as insurance, legal, professional expenses and non-income based taxes by $19 million and other miscellaneous administrative expenses by $49 million. Additionally, increased stock-based compensation expense of $68 million was recorded primarily for the IPO Founders Awards for the nine months ended September 30, 2026.
Interest expense. Interest expense was $231 million for the nine months ended September 30, 2026, compared to $207 million for the nine months ended September 30, 2025, an increase of $24 million, or 12%. This increase was primarily due to an increase in average outstanding debt balances to fund our expansion strategy including purchases of construction equipment for our fleet, partially offset by lower average interest rates under our asset-
based revolving credit facilities.
Total other expense, net. Total other expense, net was $204 million for the nine months ended September 30,
2026, compared to $167 million for the nine months ended September 30, 2025, an increase of $37 million, or 22%.
This increase was primarily due to higher interest expense of $24 million for the nine months ended September 30,
2026, compared to the nine months ended September 30, 2025, resulting from our higher average outstanding borrowing for the nine months ended September 30, 2026, and as a result of lower miscellaneous income of $13 million due to higher realized and unrealized net gains on investments in the prior year.
Benefit from income taxes. The benefit from income taxes was $2 million for the nine months ended September
30, 2026, compared to $23 million for the nine months ended September 30, 2025, a decrease of $21 million, or
91%. The change in the benefit from income taxes is primarily due to an increase in operating income to $212 million for the nine months ended September 30, 2026, as compared to operating income of $119 million for the nine months ended September 30, 2025, applying the estimated annual effective tax rate for each period that reflects the expected full-year income and related tax expense, partially offset by discrete excess tax benefits from stock-
based compensation. Differences between applicable federal and state statutory tax rates and the effective income tax rates for the income tax benefit recorded by us are primarily due to the Section 162(m) limitation and other nondeductible expenses, discrete excess tax benefits from stock-based compensation, and the Texas franchise tax, offset by research and development tax credits.
Net income (loss). Net income increased by $35 million to a net income of $10 million for the nine months ended September 30, 2026, as compared to net loss of $25 million for the nine months ended September 30, 2025, due to $93 million of higher operating income, partially offset by $37 million of higher total other expense, net and
$21 million of lower income tax benefit.
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

The table below reconciles net income to EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss) ..............................	$20	$6	$10	$(25)
Provision for (benefit from) income taxes ..................................................	16	9	(2)	(23)
Depreciation and amortization expense ..............................................	125	95	341	261
Interest expense .................................	88	75	231	207
Non-cash stock compensation expense(1) ...........................................	27	1	71	3
EBITDA ..........................................	$276	$186	$651	$423
__________________
(1)Represents non-cash compensation expense for stock option and other stock-based awards.
Other Key Financial Metrics
Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment Adjusted EBITDA Margin.
Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment Adjusted EBITDA Margin are key
performance metrics used by management and our Board to assess the financial performance of our Equipment
Rental and Services Operations segment. Equipment Rental Segment Adjusted EBITDA is the profitability measure used by management to evaluate our Equipment Rental and Services Operations segment, disclosed in accordance with the requirements of ASC Topic 280, Segment Reporting. Equipment Rental Segment Adjusted EBITDA
Margin is Equipment Rental Segment Adjusted EBITDA divided by Equipment Rental and Services Operations
Segment total revenues.
The below table presents our Equipment Rental Segment Adjusted EBITDA and Equipment Rental Segment
Adjusted EBITDA Margin for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Equipment Rental Segment Adjusted EBITDA(1) ............	$491	$324	$1,204	$807
Equipment Rental Segment Adjusted EBITDA Margin ..............................	44%	43%	43%	41%
__________________
(1)Equipment Rental Segment Adjusted EBITDA includes direct operating costs (excluding equipment and vehicle operating lease expense)
and selling, general, and administrative expenses (excluding depreciation expense related to our property and other fixed assets). Equipment and vehicle operating lease expense was $6 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, and  $18 million and $19 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense related to our property and other fixed assets was $16 million and $11 million for the three months ended September 30, 2026 and 2025, respectively, and
$43 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively. Equipment Rental Segment Adjusted
EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $254 million, $100 million, and $9 million, respectively, for the three months ended September 30, 2026, and $704 million, $272 million, and $26 million, respectively, for the nine months ended September 30, 2026, and $185 million, $79 million, and $6 million, respectively, for the three months ended September 30, 2025, and $512 million, $218 million, and $14 million, respectively, for the nine months ended September 30, 2025. For additional information, see Note 18. Segment
Information in this Form 10-Q, for the three and nine months ended September 30, 2026.
OEC Under Management. A substantial portion of our overall value is in our rental fleet equipment, including support vehicles and trailers. The OEC of our owned rental equipment at September 30, 2026 and September 30,
2025 was $4,816 million and $3,767 million, respectively, or approximately 45% and 47%, respectively, of total equipment rental OEC under our management. At September 30, 2026, the appraised value of the rental equipment owned by OWN Program participants was $4,213 million. Our broader managed equipment rental fleet from which we support and generate our equipment rental revenue as of September 30, 2026 consisted of 302,865 units having an OEC of $10,663 million and an average age of 31 months, and as of September 30, 2025 consisted of 235,044 units having an OEC of $8,053 million and an average age of 30 months.
Fleet Composition. Our equipment rental fleet from which we support and generate our equipment rental revenue is summarized in the tables below:

	September 30, 2026
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	208,390	69%	$4,816	45%
OWN Program ..............................................	93,478	31%	5,765	54%
Operating Lease ............................................	997	—%	82	1%
Total ............................................................	302,865	100%	$10,663	100%

	September 30, 2025
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	164,168	70%	$3,767	47%
OWN Program ..............................................	69,337	29%	4,160	52%
Operating Lease ............................................	1,539	1%	126	1%
Total ............................................................	235,044	100%	$8,053	100%

	December 31, 2025
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	170,704	68%	$3,740	43%
OWN Program ..............................................	80,482	32%	4,942	56%
Operating Lease ............................................	1,066	—%	98	1%
Total ............................................................	252,252	100%	$8,780	100%

	December 31, 2024
		% of	OEC	% of
	Units	Total	(In millions)	Total
EquipmentShare Owned ...............................	134,394	69%	$3,021	46%
OWN Program ..............................................	58,360	30%	3,437	52%
Operating Lease ............................................	1,708	1%	143	2%
Total ............................................................	194,462	100%	$6,601	100%
The diversity of equipment in our rental fleet is monitored and carefully balanced to give us the ability to relocate equipment across regions to support increased regional industrial or construction activity and enhance our overall utilization. For example, certain categories of our equipment supporting industrial construction can efficiently be re-located to infrastructure projects. As of September 30, 2026 and December 31, 2025, 83% and 85%
of our rental fleet consists of general rental construction equipment, which includes our core rental equipment of boom lifts, telehandlers, earth moving, scissor lifts, and excavators, respectively, and 17% and 15% of our rental fleet consists of specialty equipment, which includes advanced solutions, industrial tooling, and other non-core rental equipment, respectively.

The rental equipment mix among our general rental and specialty equipment categories was largely consistent in each year as a percentage of total units available for rent and as a percentage of OEC.
For the net book value of our rental equipment, see Note 5. Rental Equipment, Net in this Form 10-Q, for the nine months ended September 30, 2026.
Business Segments
We operate our business through the following reportable segments: (i) Equipment Rental and Services
Operations, comprised of recurring activity performed at our full-service branch locations, such as equipment rentals and related services (including allocated telematics revenue related to rental customer access to the T3 platform), and sales of parts, supplies and maintenance services to construction contractors and others, and (ii) Equipment
Sales, comprised of sales by us of new or used equipment made at any of our branch locations and dealership sites, including equipment sales to participants in the OWN Program. All other business activities include telematics SaaS subscriptions, software applications, and related telematics devices purchased by customers for their owned fleet, as well as building materials and hardware supplies. These segments are based upon how we allocate resources and assess performance. For additional information about our business segments, see Note 18. Segment Information in this Form 10-Q, for the three and nine months ended September 30, 2026.
Equipment Rental and Services Operations
Our core service is the rental of equipment to customers on a daily, weekly, and monthly basis, enabled by our
T3 platform. The equipment we rent includes (i) company-owned equipment, and (ii) equipment that is leased to us under month-to-month or longer-term arrangements from participants in our OWN Program. We generate rental revenue by renting equipment owned by us or owned by others and re-renting the equipment to our customers.
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
Our principal costs and expenses associated with the Equipment Rental and Services Operations segment include (i) segment direct operating costs incurred across our 408 full-service branch locations and 9 dealership sites as of September 30, 2026, excluding operating expenses related to OWN Program payouts and equipment and vehicle operating lease expense; and (ii) segment selling, general and administrative expenses, excluding depreciation expense related to the property and other fixed assets. Direct operating costs include the costs incurred at our rental branch locations that collectively support our Equipment Rental and Services Operations segment, including, but not limited to, wages and related benefits, service costs in connection with our rental equipment, site operating costs, pickup and delivery expenses in connection with rental equipment, maintenance, fuel, parts, and supplies.
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
The following tables present information about our reportable segments for the three months ended September
30, 2026 and 2025 (in millions):

	Three Months Ended September 30, 2026
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$1,107	$—	$—	$1,107
Equipment sales ...........................................................	—	294	—	294
Telematics ...................................................................	6	—	30	36
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	31	31
Total revenues ...........................................................	$1,113	$294	$61	$1,468
Significant expenses:
Segment cost of revenues .......................................	352	243	43
Segment selling, general and administrative expenses ..............................................................	270	7	24
Segment Adjusted EBITDA(1) .................................	$491	$44	$(6)

	Three Months Ended September 30, 2025
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$742	$—	$—	$742
Equipment sales ...........................................................	—	167	—	167
Telematics ...................................................................	4	—	11	15
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	21	21
Total revenues ............................................................	$746	$167	$32	$945
Significant expenses: ...................................................
Segment cost of revenues .......................................	213	130	19
Segment selling, general and administrative expenses ..............................................................	209	7	15
Segment Adjusted EBITDA(1) ..................................	$324	$30	$(2)
__________________
(1)Segment Adjusted EBITDA includes cost of revenues and selling, general, and administrative expenses for each segment. Cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Equipment and vehicle operating lease expense was $6 million and $7 million for the three months ended September 30, 2026 and
2025 respectively. Cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Cost of revenues for all other activities includes platform expenses. Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. These excluded expenses are significant: OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $254 million, $100 million, and $9 million, respectively, for the three months ended September 30, 2026, $185 million, $79 million, and $6 million, respectively, for the three months ended September 30, 2025. Selling, general and administrative expenses for each segment exclude depreciation expense related to our property and other fixed assets. Depreciation expense related to our property and other fixed assets was $16 million and $11 million for the three months ended September 30, 2026 and 2025, respectively. For additional information, see Note 18. Segment Information in this Form 10-Q, for the three and nine months ended September 30, 2026.
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $1,113 million for the three months ended September 30, 2026, compared to $746 million for the three months ended September 30, 2025, an increase of $367 million, or 49%. Approximately $215 million of the increase is attributed to the growth in fleet OEC under our management from $8,053 million as of September 30, 2025 to
$10,663 million as of September 30, 2026, and the corresponding increase in our fleet size from 235,044 units to
302,865 units of equipment under our management as of September 30, 2025 and 2026, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-service branch locations, which also increased from 342 as of September 30, 2025, to 408 as of
September 30, 2026. Revenue from sales of equipment parts and supplies and services from mature branch locations and new branch locations open less than 24 months contributed $31 million and $21 million, respectively, to the increase in equipment rental and related services revenue and changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $98 million.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $491 million for the three months ended September 30, 2026, compared to $324 million for the three months ended September 30,
2025, an increase of $167 million, or 52%. The increase in Segment Adjusted EBITDA was primarily due to an increase in segment total revenues of $367 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $8,053 million as of
September 30, 2025 to $10,663 million as of September 30, 2026, and the corresponding increase in our fleet size from 235,044 units to 302,865 units of equipment under our management as of September 30, 2025 and 2026, respectively, driven by OWN Program demand. The increase in segment total revenues was offset by increases of
$139 million in segment cost of revenues and $61 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $294 million for the three months ended
September 30, 2026, compared to $167 million for the three months ended September 30, 2025, an increase of $127 million, or 76%. The increase was primarily due to increased sales of construction equipment, primarily to existing and new participants in the OWN Program, as presented in the following table (in millions):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$243	$104	$139	134%
Other new equipment sales ..........................................	27	44	(17)	(39)%
Other used equipment sales .........................................	24	19	5	26%
Total revenues - equipment sales .............................	$294	$167	$127	76%
Cost of equipment sold to OWN Program participants ...............................................................	$201	$77	$124	161%
Cost of other new equipment sales ..............................	24	36	(12)	(33)%
Cost of other used equipment sales .............................	18	17	1	6%
Total cost of revenues - equipment sales .................	$243	$130	$113	87%
__________________
(1)For the three months ended September 30, 2026 and 2025, equipment sales to OWN Program participants included net revenue of $9 million and $15 million, respectively, recognized on an agent basis, with overall transaction values of $62 million and $118 million, respectively.

The increase in equipment sales of $127 million is primarily attributed to higher sales of $139 million in construction equipment to existing and new participants in our OWN Program. Sales of new equipment from our full service branch locations to contractors and other end users decreased by $17 million.
Segment Adjusted EBITDA for our Equipment Sales segment was $44 million for the three months ended
September 30, 2026, compared to $30 million for the three months ended September 30, 2025, an increase of $14 million, or 47%. The increase in Segment Adjusted EBITDA for Equipment Sales was primarily due to an increase in segment total revenues of $127 million offset by increases of $113 million in segment cost of revenues.
All Other. Revenue for all other activities was $61 million for the three months ended September 30, 2026, compared to $32 million for the three months ended September 30, 2025, an increase of $29 million, or 91%. This increase was primarily due to an increase of $19 million in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interest in Morey, a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads, as well as an increase of $10 million in sales of building materials, small tools, and hardware supplies due to our expansion of 9 hardware stores during the trailing twelve months. Segment loss for our all other activities was $6 million for the three months ended September 30, 2026, compared to Segment loss of $2 million for the three months ended September 30, 2025, an increase of $4 million, or 200%, primarily due to an increase of
$9 million in selling, general and administrative expenses, including employee compensation, technology costs, professional service fees, and insurance expenses which were allocated to all other activities based on employee headcount, partially offset by the higher revenue previously discussed.
The following tables present information about our reportable segments for the nine months ended September
30, 2026 and 2025 (in millions):

	Nine Months Ended September 30, 2026
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$2,770	$—	$—	$2,770
Equipment sales ...........................................................	—	955	—	955
Telematics ...................................................................	15	—	86	101
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	79	79
Total revenues ...........................................................	$2,785	$955	$165	$3,905
Significant expenses:
Segment cost of revenues .......................................	838	783	106
Segment selling, general and administrative expenses ..............................................................	743	22	67
Segment Adjusted EBITDA(1) .................................	$1,204	$150	$(8)

	Nine Months Ended September 30, 2025
	Equipment Rental and Services Operations	Equipment Sales	All Other	Total
Equipment rental, parts, supplies, and services ...........	$1,942	$—	$—	$1,942
Equipment sales ...........................................................	—	790	—	790
Telematics ...................................................................	11	—	24	35
Sales of building materials, small tools, and hardware supplies ....................................................	—	—	41	41
Total revenues ............................................................	$1,953	$790	$65	$2,808
Significant expenses: ...................................................
Segment cost of revenues .......................................	554	654	38
Segment selling, general and administrative expenses ..............................................................	592	21	38
Segment Adjusted EBITDA(1) ..................................	$807	$115	$(11)
__________________
(1)Segment Adjusted EBITDA includes cost of revenues and selling, general, and administrative expenses for each segment. Cost of revenues for the Equipment Rental and Services Operations segment includes direct operating costs, excluding equipment and vehicle operating lease expense. Equipment and vehicle operating lease expense was $18 million and $19 million for the nine months ended September 30, 2026 and 2025 respectively. Cost of revenues for the Equipment Sales segment includes the cost of equipment sales. Cost of revenues for all other activities includes platform expenses. Segment Adjusted EBITDA also excludes operating expenses related to OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets. OWN Program payouts, depreciation expense on rental equipment, and amortization expense on capitalized software and intangible assets was $704 million, $272 million, and $26 million, respectively, for the nine months ended September 30, 2026, $512 million, $218 million, and $14 million, respectively, for the nine months ended September 30, 2025. Selling, general and administrative expenses for each segment exclude depreciation expense related to our property and other fixed assets. Depreciation expense related to our property and other fixed assets was
$43 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively. For additional information, see Note 18.
Segment Information in this Form 10-Q, for the nine months ended September 30, 2026.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Equipment Rental and Services Operations. Revenue for our Equipment Rental and Services Operations
segment was $2,785 million for the nine months ended September 30, 2026, compared to $1,953 million for the nine months ended September 30, 2025, an increase of $832 million, or 43%. Approximately $558 million of the increase is attributed to the growth in fleet OEC under our management from $8,053 million as of September 30, 2025 to
$10,663 million as of September 30, 2026, and the corresponding increase in our fleet size from 235,044 units to
302,865 units of equipment under our management as of September 30, 2025 and 2026, respectively. The increase in fleet OEC under our management, connected to our T3 platform, drove an increase in equipment rental revenue, primarily from national and regional customers. Fleet OEC under our management includes equipment we own and lease, as well as equipment owned by third parties and leased through our OWN Program that we rent to customers from our full-service branch locations, which also increased from 342 as of September 30, 2025, to 408 as of
September 30, 2026. Revenue from sales of equipment parts and supplies and services from mature branch locations and new branch locations open less than 24 months contributed $47 million and $42 million, respectively, to the increase in equipment rental and related services revenue and changes in the mix of equipment rented and price changes increased equipment rental and related services revenue by $181 million.
Segment Adjusted EBITDA for our Equipment Rental and Services Operations segment was $1,204 million for the nine months ended September 30, 2026, compared to $807 million for the nine months ended September 30,
2025, an increase of $397 million, or 49%. The increase in Segment Adjusted EBITDA was primarily due to an increase in segment total revenues of $832 million from equipment rentals and the sale of parts, supplies and services, attributed to our organic growth initiatives, including the maturation of our existing sites and incremental growth sites, and an increase in equipment rental fleet OEC under our management, from $8,053 million as of
September 30, 2025 to $10,663 million as of September 30, 2026, and the corresponding increase in our fleet size from 235,044 units to 302,865 units of equipment under our management as of September 30, 2025 and 2026,

respectively, driven by OWN Program demand. The increase in segment total revenues was offset by increases of
$284 million in segment cost of revenues and $151 million in segment selling, general and administrative expenses.
Equipment Sales. Revenue for our Equipment Sales segment was $955 million for the nine months ended
September 30, 2026, compared to $790 million for the nine months ended September 30, 2025, an increase of $165 million, or 21%. The increase was primarily due to increased sales of construction equipment, primarily to existing and new participants in the OWN Program, as presented in the following table (in millions):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Equipment sales to OWN Program participants(1) .......	$773	$615	$158	26%
Other new equipment sales ..........................................	76	90	(14)	(16)%
Other used equipment sales .........................................	106	85	21	25%
Total revenues - equipment sales .............................	$955	$790	$165	21%
Cost of equipment sold to OWN Program participants ...............................................................	$628	$509	$119	23%
Cost of other new equipment sales ..............................	69	77	(8)	(10)%
Cost of other used equipment sales .............................	86	68	18	26%
Total cost of revenues - equipment sales .................	$783	$654	$129	20%
__________________
(1)For the nine months ended September 30, 2026 and 2025, equipment sales to OWN Program participants included net revenue of $47 million and $45 million, respectively, recognized on an agent basis, with overall transaction values of $298 million and $358 million, respectively.
The increase in equipment sales of $165 million is primarily attributed to higher sales of $158 million in construction equipment to existing and new participants in our OWN Program. Sales of used equipment from our full service branch locations to contractors and other end users increased $21 million, primarily attributed to our site expansions.
Segment Adjusted EBITDA for our Equipment Sales segment was $150 million for the nine months ended
September 30, 2026, compared to $115 million for the nine months ended September 30, 2025, an increase of $35 million, or 30%. The increase in Segment Adjusted EBITDA for Equipment Sales was primarily attributed to higher gross margins on equipment sales.
All Other. Revenue for all other activities was $165 million for the nine months ended September 30, 2026, compared to $65 million for the nine months ended September 30, 2025, an increase of $100 million, or 154%. This increase was primarily due to an increase of $62 million in revenues related to the sale of custom electronic components following our September 2025 acquisition of the controlling interest in Morey, a business that designs, manufactures, and sells custom electronic components, including telematics tracker devices and cloud-based access control keypads, as well as an increase of $38 million in sales of building materials, small tools, and hardware supplies due to our expansion of 9 hardware stores during the trailing twelve months. Segment loss for our all other activities was $8 million for the nine months ended September 30, 2026, compared to $11 million for the nine months ended September 30, 2025, a decrease of $3 million, or 27%, primarily due to the higher revenue as previously discussed, partially offset by an increase of $29 million in selling, general and administrative expenses, including employee compensation, technology costs, professional service fees, and insurance expenses which were allocated to all other activities based on employee headcount.
Liquidity and Capital Resources
Overview
Our primary liquidity needs include funding our growth, payment of operating expenses, purchases of rental equipment to be used in our operations, servicing of debt, share repurchases, and funding acquisitions.

Our future contractual obligations are further discussed in “—Contractual Obligations and Commitments”
below. Our primary sources of liquidity have been cash and cash equivalents, cash flows from our operations and our ability to borrow under our existing asset-based lending facility (the “ABL Credit Facility”), other financing arrangements, including lines of credit, and the issuances of perpetual preferred, common stock, and convertible preferred stock, as well as debt securities.
As of September 30, 2026, our liquidity consisted of cash and cash equivalents of $359 million and net excess availability of $1,939 million under our ABL Credit Facility. See “—ABL Credit Facility—Borrowing Capacity”
below.
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
On July 9, 2026, the Board approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our Class A common stock with an expiration date of December 31, 2028. Repurchases under the program may be made from time to time in the open market at prevailing market prices, in privately negotiated transactions, in block trades and through other legally permissible means, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. This program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of the Board. As of September 30, 2026, no shares had been repurchased under this authorization.
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

The following table summarizes the change in cash and cash equivalents for the periods shown:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash used in operating activities ..............................................	$(179)	$(14)
Net cash used in investing activities ...............................................	(1,357)	(978)
Net cash provided by financing activities ......................................	1,589	987
Net increase (decrease) in cash and cash equivalents ..............	$53	$(5)
Net Cash Used in Operating Activities
For the nine months ended September 30, 2026 and 2025, net cash used in our operating activities was $179 million and $14 million, respectively, and was in each period primarily due to the expansion of our business, increased working capital corresponding to the growth in our revenues, and the timing of certain payments. Net cash used in operating activities also reflects an increase in cost of revenues of $736 million, selling, general and administrative expenses of $268 million, and interest expense of $24 million for the nine months ended September
30, 2026, as compared to the nine months ended September 30, 2025, associated with the growth of our revenues and other changes in working capital.
Net Cash Used in Investing Activities
For the nine months ended September 30, 2026 and 2025, net cash used in our investing activities was $1,357 million and $978 million, respectively, an increase of 39%, and was primarily due to an increase in cash used for the purchases of rental equipment, which was $1,839 million for the nine months ended September 30, 2026, and $1,297 million for the nine months ended September 30, 2025 and an increase in cash used for the purchases of investments in equity and debt securities which was $55 million for the nine months ended September 30, 2026, and $27 million for the nine months ended September 30, 2025.
Net Cash Provided by Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $1,589 million, compared to $987 million for the nine months ended September 30, 2025, an increase of 61%. Net cash provided by financing activities was positively impacted by net proceeds of $3,767 million from the issuance of long-term debt for the nine months ended September 30, 2026, and net proceeds of $1,365 million from the issuance of long-term debt for the nine months ended September 30, 2025, and proceeds of $706 million from the issuance of Class A common stock upon the initial public offering, net of underwriting discount and commissions for the nine months ended September 30, 2026. This was offset partially by using $2,810 million in cash to repay long-term debt for the nine months ended September 30, 2026 and $315 million in cash to repay long-term debt for the nine months ended
September 30, 2025.
Capital Expenditures
Our capital expenditures relate largely to purchases of rental equipment, with the remaining portion representing purchases of and deposits on property and other fixed assets and investments in internally developed software primarily associated with the development of our proprietary T3 platform and related software applications. We offset capital expenditures related to our rental equipment fleet through our sales of rental equipment to contractors and to OWN Program participants, including high net worth individuals and family offices who have financed equipment purchases through the issuance of ABS.
The table below sets forth the capital expenditures related to our rental equipment fleet, net of proceeds from the sale of rental equipment, and investments we are making to the T3 platform and other internally developed software for each of the periods presented.

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Purchases of rental equipment ...........................................................	$1,839	$1,297
Proceeds from sale of rental equipment(1) ..........................................	(715)	(604)
Net rental equipment capital expenditure ....................................	$1,124	$693
Investments in internally developed software(2) .................................	25	30
Net rental equipment & software expenditure .............................	$1,149	$723
__________________
(1)Proceeds from sale of rental equipment reported as investing activities within the consolidated statements of cash flows exclude (i) gross profit on such sales of equipment of $125 million and $91 million for the nine months ended September 30, 2026 and 2025, respectively;
(ii) other new equipment sales of $74 million and $73 million for the nine months ended September 30, 2026 and 2025, respectively; (iii)
net revenue from equipment sold on an agent basis of $47 million and $45 million for the nine months ended September 30, 2026 and 2025, respectively; and (iv) offset by changes in accounts receivable and other of $6 million and $23 million for the nine months ended September
30, 2026 and 2025, respectively.
(2)Represents expenditures in connection with developing and maintaining our information technology, including our T3 platform, as well as related software applications that generate platform revenue.
Net rental equipment capital expenditures were $1,124 million for the nine months ended September 30, 2026, compared to $693 million for the nine months ended September 30, 2025, an increase of 62%, as we continued to grow our fleet and site locations in connection with our geographical expansion.
ABL Credit Facility
Borrowing Capacity
On November 26, 2025, we refinanced existing borrowings under an asset-based lending facility (the “ABL
Facility”) by entering into the ABL Credit Facility. The ABL Credit Facility has a stated maturity date of November
26, 2030. The ABL Credit Facility provides available “borrowing capacity” (the maximum borrowing permitted, assuming there is sufficient collateral as identified under the ABL Credit Facility) up to $2.75 billion. Borrowings under the ABL Credit Facility will bear interest at a rate (at our election) equal to either (i) the SOFR plus a spread between 112.5 to 137.5 basis points or (ii) the greatest of (a) 0%, (b) the Federal Funds Rate in effect on such day plus 50 basis points, (c) the SOFR for a one month tenor in effect on such day (to the extent ascertainable), plus 100 basis points, and (d) the Prime Rate plus (y) a spread between 12.5 basis points and 37.5 basis points.
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
As of September 30, 2026, we calculated a Borrowing Base, as defined under the ABL Credit Facility, of
$2,750 million. We determine “Net Excess Availability” as the amount of additional debt we could borrow based on the existing borrowing base. As of September 30, 2026, we had Net Excess Availability of $1,939 million under the
ABL  Credit Facility. We determine “Remaining Capacity” as defined under the ABL Credit Facility as the maximum principal amount of debt permitted to be outstanding under the facility (i.e., the amount of debt we could borrow assuming we possessed sufficient assets as collateral) less the principal amount of debt then-outstanding under the facility. We calculate “Availability Under Borrowing Base Limitation” as the lower of Remaining
Capacity or the Borrowing Base less the principal amount of debt then-outstanding under the ABL Credit Facility, or the amount of debt we could borrow given the collateral we possess at such time, up to payment conditions. As of
September 30, 2026, we calculated Remaining Capacity of $1,939 million and our “Availability Under Borrowing
Base Limitation” was $1,664 million. Under the ABL Credit Facility, “Remaining Capacity” and “Availability
Under Borrowing Base Limitation” are calculated and defined in the same way as under the ABL Facility.
As of September 30, 2026, $6 million of standby letters of credit were issued and outstanding with a third-party financial institution.
Covenants
Our ABL Credit Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay certain indebtedness, make certain restricted payments (including paying dividends, redeeming stock or making other distributions), create liens, make investments, make acquisitions, engage in mergers, fundamentally change the nature of our business, or engage in certain transactions with certain affiliates. Under the terms of our ABL Credit Facility, we are not subject to ongoing financial maintenance covenants; however, under the ABL Credit Facility, failure to maintain certain levels of liquidity will subject us to a contractually specified fixed charge coverage ratio of not less than 1:1 for the four quarters most recently ended. As of September 30, 2026, the appropriate levels of liquidity have been maintained; therefore this financial maintenance covenant is not applicable. Additional information on the terms of our ABL Credit Facility is included in Note 9. Long-Term Debt and Lines of Credit in this Form 10-Q.
The ABL Credit Facility is secured on a first-priority basis by liens on substantially all of our and any guarantor’s assets, subject to permitted liens and certain exceptions. As of the date of this Form 10-Q, the ABL
Credit Facility is not guaranteed by any of our subsidiaries.
Certain of the restrictive covenants under the ABL Credit Facility utilize adjusted EBITDA, as defined in the related credit agreement, as a primary component of the compliance metric governing our ability to undertake certain actions otherwise proscribed by such covenants. The adjusted EBITDA metric is calculated under the ABL
Credit Facility as net income before the income tax provision, net financing charges, restructuring and impairment costs, allocation for support functions and other costs, and intangible asset amortization and depreciation, and new market start-up costs attributable to new locations less than twelve months old subject to a specified cap calculated as a percentage of the adjusted EBITDA metric. For the three and nine months ended September 30, 2026, new market start-up costs attributed to our Equipment Rental and Services Operations segment were $59 million and
$168 million, respectively. For the three and nine months ended September 30, 2025, new market start-up costs attributed to our Equipment Rental and Services Operations segment were $70 million and $186 million,
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
Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. This program does not obligate us to acquire any particular amount of Class A common stock and may be modified, suspended or terminated at any time at the discretion of the Board. As of September 30, 2026, no shares had been repurchased under this authorization.
Dividends
Dividends on our perpetual preferred accrue and accumulate daily in arrears on the then current accreted liquidation preference of the outstanding perpetual preferred, whether or not declared, and, if not declared and paid, will accrue at the applicable dividend rate and be compounded quarterly in arrears. Dividends on the perpetual preferred will be payable, at our election, in cash at any time when, as and if declared by our Board or any duly authorized committee of our Board, but only out of assets legally available. On June 7, 2026, the Board declared a dividend to the holders of perpetual preferred stock in an aggregate amount of $37 million payable in cash. The dividend was paid on June 26, 2026. As of September 30, 2026, the maximum potential dividend accumulated in arrears on our perpetual preferred was approximately $150 million.

Contractual Obligations and Commitments
The following table summarizes our long-term contractual obligations and commitments as of September 30,
2026.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt ...............................................................	$4,292	$2	$1,035	$806	$2,449
Operating leases ............................................	1,126	83	218	243	582
Finance leases ...............................................	365	19	58	61	227
Financing obligations (equipment) ...............	20	1	6	13	–
Total contractual obligations ....................	$5,803	$105	$1,317	$1,123	$3,258
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity or capital resources.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.
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
Interest Rate Risk
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on our ABL Credit Facility as of September 30, 2026, our pre-tax earnings would decrease by an estimated $10 million over a 12-month period. We terminated certain interest rate swap agreements in connection with the entry into the ABL Credit Facility.
Commodity Price Risk
The cost of logistics and transportation fluctuates in large part due to the price of oil and demand trends. Any fluctuations in our transportation costs in excess of amounts we charge to customers, including the cost of delivery and pick up of construction equipment, could harm our gross profits and margins. If we are unable to successfully mitigate a significant portion of commodity price increases or fluctuations, our results of operations could be harmed. A 10% increase in our transportation costs, if not recovered through higher charges to our customers, would have resulted in a change to cost of revenues of approximately $16 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively.

Foreign Currency Risk
We employ a limited number of software engineers domiciled in the United Kingdom (the “UK”). As a result, we have foreign currency risk exposure to exchange rate fluctuations, primarily with respect to payroll, employee benefits, lease expense, and other costs incurred and paid in British Pounds. During the nine months ended
September 30, 2026, the total costs incurred by our subsidiary in the UK was not material to our operating results.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended
September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
A description of legal proceedings can be found in Note 17. Commitments and Contingencies in this Form 10-
Q, which is incorporated by reference in answer to this item.
Item 1A.  Risk Factors.
Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K includes a discussion of our risk factors and Part II, Item
1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Q2 2026 Form
10-Q”) added to the risk factors described in our 2025 Form 10-K. Other than the risk factor below, there have been no material changes from the risk factors described in our 2025 Form 10-K and our Q2 2026 Form 10-Q. We may
disclose changes to such risk factors or disclose additional risk factors from time to time in our SEC filings.
We have become subject to, and may in the future be subject to, short selling strategies driving down the market price of our Class A common stock and increasing the volatility of the trading market for our Class A common stock, as well as litigation.
On June 24, 2026 and September 24, 2026, different firms each published a report (collectively, the “Short
Reports”) making allegations about the Company in an attempt to profit from a decline in the market price of our
Class A common stock, and the price of our Class A common stock declined after the publication of the Short
Reports, has continued to trade at lower prices than before the Short Reports, and the market for our Class A common stock has been volatile since the publication of the Short Reports. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the securities to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. These short report attacks have, in the past, led to selling of securities in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Companies that are subject to unfavorable allegations, even if untrue may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including securityholder suits against the company that may be prompted by such allegations, and we have already expended significant resources and management time in response to the Short
Reports. As described in Note 17. Commitments and Contingencies to our condensed consolidated financial statements included in this Form 10-Q, following the publication of the Short Reports, we have become the subject of litigation relating to matters raised in the Short Reports, and future short seller reports could prompt additional lawsuits or investigations.
We are currently subject to a putative securities class action lawsuit, and may in the future be subject to additional securities class action lawsuits, derivative complaints, or inquiries from the SEC or other regulators. Such actions and investigations could result in administrative orders against us, the imposition of penalties and fines against us, damages awards against us, and the imposition of sanctions against certain of the Company’s current or former officers, directors and employees. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings. Even if we ultimately prevail in such proceedings, these proceedings could result in significant costs to us and create distractions to our management.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 5.  Other Information.
Rule 10b5-1 Plan Elections
On August 31, 2026, Jennifer Giacomazza, a member of the Company’s board of directors, adopted a “Rule
10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on
December 31, 2026, subject to earlier termination in accordance with its terms. The aggregate number of shares of
Class A common stock authorized to be sold pursuant to the trading arrangement is 20,000 shares. During the thirteen weeks ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) under the
Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.  Exhibits.
(1)Exhibits: The exhibits to this report are listed in the exhibit index below.

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Formation	8-K	001-43062	3.1	January 26, 2026
3.2	Amended and Restated Bylaws	8-K	001-43062	3.2	January 26, 2026
4.1	Indenture, dated as of July 1, 2026 by and among Equipmentshare.com Inc and Citibank, N.A. as trustee and notes collateral agent, governing the 7.125% Senior Secured Second Lien Notes due 2034.	8-K	001-43062	4.1	July 1, 2026
4.2	Form of 7.125% Senior Secured Second Lien Notes due 2034 (included in Exhibit 4.1).	8-K	001-43062	4.2	July 1, 2026
10.1*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.					X
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

EquipmentShare.com Inc

Date:	November 10, 2026	By:	/s/ David Marquardt
		Name:	David Marquardt
		Title:	Chief Financial Officer and Chief Accounting Officer